Form 10-Q
period 1996-03-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1996-05-15
CIK 854151

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C. 20549

                               FORM 10-Q

 X   Quarterly report pursuant to Section 13 of 15(d) of the
- ---  Securities Exchange Act of 1934

For the Quarterly period ended March 31, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the
- ---  Securities Exchange Act of 1934

For the transition period from ___________ to ____________


Commission File Number 2-73692


      The Balanced Opportunity Fund Limited Partnership
- -----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

             Illinois                            36-3655854
- -----------------------------------------------------------------
    (State or other jurisdiction of            (IRS Employer
     incorporation or organization)         Identification No.)



  c/o Rodman & Renshaw Futures Management, Inc.

  223 South Wacker Drive, Suite 4500
  Chicago, Illinois                        60606
- -----------------------------------------------------------------
   (Address of principal                 (Zip Code)
     executive offices)


                        (312)  526-2000
- -----------------------------------------------------------------
     (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES X    NO
                                                   ---     ---


                  Total Pages In This Report - 9

             The Balanced Opportunity Fund Limited Partnership



                                   INDEX



PART I - FINANCIAL INFORMATION

                                                                      Page
                                                                      ----
Item 1.  Financial Statements -

  Consolidated Statements of Financial Condition as of
  March 31, 1996 (unaudited) and June 30, 1995                          3

  Consolidated Statements of Operations (unaudited) for the
  three-month and nine-month periods ended March 31, 1996 and 1995      4


  Consolidated Statements of Changes in Partners' Capital (unaudited)
  for the nine-month period ended March 31, 1996 and the
  year ended June 30, 1995                                              5

  Note to Unaudited Consolidated Financial Statements --
  March 31, 1996                                                        6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7



Part II - OTHER INFORMATION                                             8


Item 6.  Reports on Form 8-K                                            8


SIGNATURES                                                              9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       March 31,
                                                         1996            June 30,
                                                      (unaudited)          1995
                                                      -----------       ----------
ASSETS

Equity in commodity futures trading accounts:
   Cash                                               $  689,000        $1,147,000
   Net unrealized gain on open contracts                  23,000            84,000
                                                      ----------        ----------

            Total equity in commodity futures
            trading accounts                             712,000         1,231,000


Guaranteed yield pool, at market                       5,148,000         5,527,000


Interest receivable                                                          3,000


State tax receivable                                       1,000             6,000


Other receivables                                         32,000             5,000
                                                      ----------        ----------

            Total assets                              $5,893,000        $6,772,000
                                                      ==========        ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued administrative expenses                    $   14,000        $   15,000
   Accrued commissions and fees                           43,000            36,000
                                                      ----------        ----------

            Total liabilities                             57,000            51,000
                                                      ----------        ----------

Partners' capital
   Limited partners (units outstanding:
     1996 - 3,579.4502; 1995 - 4,106.4502)             5,660,000         6,544,000
   General partner (units outstanding:  111.1143)        176,000           177,000
                                                      ----------        ----------

            Total partners' capital                    5,836,000         6,721,000
                                                      ----------        ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL               $5,893,000        $6,772,000
                                                      ==========        ==========

NET ASSET VALUE PER UNIT                              $ 1,581.29        $ 1,593.49
                                                      ==========        ==========

               See note to the unaudited consolidated financial statements.

                        THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        MARCH 31,                          MARCH 31,
                                                    1996   1995               1996           1995
                                                 ----------     --------           ---------      ---------
REVENUES:

   Trading profit/(loss):
      Realized                                           $(223,000)     $166,000           $(17,000)      $ 148,000
      Change in unrealized                         (91,000)      184,000            (61,000)       (288,000)
   Foreign currency gain/(loss)                      3,000         7,000            (18,000)          1,000
                                                 ----------     --------           ---------      ----------

            Total trading profit/(loss) and
               foreign currency gain/(loss)       (311,000)      357,000            (96,000)       (139,000)


   Guaranteed yield pool:
      Accrued interest                             161,000       111,000            382,000         355,000
      Unrealized market value gain/(loss)          (74,000)      131,000            (62,000)        (28,000)
                                                 ----------     --------           ---------      ----------

            Total guaranteed yield pool
               revenue                              87,000       242,000            320,000         327,000

Interest income                                     12,000         6,000             31,000          19,000
                                                 ----------     --------           --------       ----------

            Total revenues                        (212,000)      605,000            255,000         207,000
                                                 ----------     --------           --------       ----------

EXPENSES:

   Brokerage commissions                            70,000        32,000            205,000         150,000
   Advisory fees                                    15,000        16,000             47,000          50,000
   Administrative expenses                          12,000        15,000             34,000          51,000
                                                 ---------      --------           --------       ----------

            Total expenses                          97,000        63,000            286,000         251,000
                                                 ---------      --------           --------       ----------


NET INCOME/(LOSS)                                $(309,000)     $542,000          $ (31,000)      $ (44,000)
                                                 ==========     ========          ==========      ==========

NET INCOME/(LOSS) ALLOCATED TO:
            Limited partners                     $(300,000)     $528,000          $ (30,000)      $ (44,000)
                                                 ==========     ========          ==========      ==========

            General partner                      $  (9,000)     $ 14,000          $  (1,000)      $       0
                                                 ==========     ========          ==========      ==========

NET INCOME/(LOSS) PER UNIT
   OUTSTANDING FOR ENTIRE PERIOD                 $  (83.61)     $ 124.39          $  (12.20)      $    3.59
                                                 ==========     ========          ==========      ==========

                              See note to the unaudited consolidated financial statements.

                      THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL



                        TOTAL UNITS
                        OF PARTNERSHIP    LIMITED           GENERAL
                        INTEREST          PARTNERS          PARTNER           TOTAL
                        --------------    --------          -------           -----

PARTNERS' CAPITAL
   June 30, 1994        5,096.9000        $ 7,395,000       $165,000          $ 7,560,000



Redemptions              (879.3355)        (1,245,000)                         (1,245,000)


Net income                                    394,000         12,000              406,000
                        -----------       ------------      --------          ------------


PARTNERS' CAPITAL
   June 30, 1995        4,217.5645          6,544,000        177,000            6,721,000


Redemptions              (527.0000)          (854,000)                           (854,000)


Net (loss)                                    (30,000)        (1,000)             (31,000)
                        -----------       ------------      ---------         ------------


PARTNERS' CAPITAL
   March 31, 1996
   (unaudited)          3,690.5645        $ 5,660,000       $176,000          $ 5,836,000
                        ===========       ===========       ========          ===========









                 See note to the unaudited consolidated financial statements.

THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
NOTE TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996



NOTE A - BASIS OF PRESENTATION
- ------   ---------------------

The unaudited consolidated financial statements of The Balanced
Opportunity Fund Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 1995.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The purpose of the Partnership is to trade commodity interests;
as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. Redemptions of units during the quarter ended
March 31, 1996, reduced the amount of funds available by $372,000.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated.
Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading.
Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. A portion of the Fund's assets have been invested in certain United States treasury obligations. This investment is designed to provide ultimate repayment of the investors' initial contributions.
These securities are not used for trading purposes.

Results of Operations

Given the volatility of the markets in which the Partnership trades, its quarterly results could fluctuate significantly and are not indicative of the expected results for the fiscal year.

For the three month and nine month periods ended March 31, 1996, the Partnership reported trading losses of $311,000 and $96,000 with net losses of $309,000 and $31,000, respectively. These results are compared to trading profits of $357,000 and net income of $542,000 for the quarter ended March 31, 1995 and trading losses of $139,000 and net loss of $44,000 for the nine month period ended March 31, 1995. The losses in the quarter ended March 31, 1996, were due to trading losses in US Treasury
Bonds, European interest rate instruments, and in foreign currency markets during February, 1996. There was an increase in brokerage commissions of $38,000 and $55,000 for the three months and nine months ended March 31, 1996, as compared to the same periods last year. A reduction in monthly processing fees decreased administrative expenses by $3,000 and $17,000 for the three months and nine months ended March 31, 1996, as compared to the same periods last fiscal year.

Approximately 80% of the Fund's assets at the commencement of trading were invested in zero coupon United States Government
Treasury securities. From this Guaranteed Yield Pool there were net revenues of $87,000 and $320,000 for the three month and nine month periods ended March 31, 1996, respectively, compared to net revenues of $242,000 and $327,000 for the same periods last fiscal year. This is due to the sensitivity of these securities to prevailing market interest rates.

Net asset value per limited partner unit outstanding decreased
$83.61 and $12.20 during the three and nine month periods ended
March 31, 1996, respectively, compared to increases of $124.39 and $3.59 for the three and nine month periods ended
March 31, 1995, respectively.



PART II.  OTHER INFORMATION

Item 6.   Reports on Form 8-K

No reports were filed on Form 8-K during the three months ended
March 31, 1996.




                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             The Balanced Opportunity Fund Limited Partnership
                              (Registrant)

BY: Rodman & Renshaw Futures Management, Inc., General Partner




BY:  /s/
PAUL M. DILLON
        --------------
        Paul M. Dillon, Director and President

Date: May 13, 1996




BY:  /s/MARTIN G. PEMBROKE
        ------------------
        Martin G. Pembroke, Treasurer

Date: May 13, 1996


