Form 10-K
period 1996-06-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1996-10-03
CIK 854151

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K

 X
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED

JUNE30, 19
96
      or
 X
TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE
TRANSITION
PERIOD   FROM  _________ to _________

Commission file number 2-73692

           THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
----------------------------------------------------------------------
      (Exact name of Registrant as specified in its charter)

           Illinois                          36-3655854
----------------------------------------------------------------------(St
ate or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

233 South Wacker Drive, Suite 4500, Chicago, Illinois      60606
----------------------------------------------------------------------Add
ress of principal executive offices                   Zip Code

Registrant's telephone number,     (312) 526-2000
                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
50,000 Units of Limited Partnership Interest

      Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X   NO
   ---    ---

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___


      The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

      As of August 31, 1996, there were 3,471.5645 Units outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
None


                    TOTAL PAGES IN THIS REPORT - 24

                                PART I

ITEM 1.   BUSINESS

   The Balanced Opportunity Fund Limited Partnership (the "Fund"), an Illinois limited partnership organized in July 1989, commenced trading on March 23, 1990. The Fund conducts speculative trading of commodity interests. The general partner of the Fund is Rodman & Renshaw Futures Management, Inc. (the "General Partner"). The commodity broker has been Rodman & Renshaw, Inc. ("Rodman"), but as of August 30, 1996 such business was transferred to Rodman & Renshaw Futures, Inc. ("Rodman Futures"). Rodman, Rodman Futures, and the General Partner are wholly-owned subsidiaries of Rodman & Renshaw Capital Group, Inc. The General Partner has retained RXR,Inc. ("RXR") as the Trading Manager.

   Approximately 80 percent of the Fund's assets at the commencement of trading was invested in zero coupon United States Government Treasury securities ("Stripped Notes") so as to yield
(i) $1,000 per unit, plus (ii) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the "Guaranteed Yield Pool"). Due to the interest rate sensitivity of the market value of the Stripped Notes, persons who redeem prior to the end of the approximate six and one-half year period noted above have no such assured return. As of June30,1996 and 1995, the maturity value of the Stripped Notes amounted to $5,162,000 and $6,059,000 respectively. The remainder of the Fund assets was invested in an Illinois limited partnership, Rodman Asset Allocation Management Limited Partnership, (the "Trading Company"), in which the Fund is the sole limited partner and possessor of substantially all of the beneficial interest.

   The two tier structure of the Fund and the Trading Company insulates the Guaranteed Yield Pool against any liability for losses which might be incurred by the Trading Company.

   The Fund will terminate on December 31, 2009.

   The consolidated financial statements include the Fund and the Trading Company (collectively, the "Partnership").

   Since July, 1995, the Partnership's broker has utilized an unrelated clearing broker for clearing activities related to its commodity trading. Margin requirements are satisfied by cash on deposit with such clearing broker in segregated interest bearing accounts.

   The Trading Company pays Rodman (and now Rodman Futures) an annual brokerage fee which is equal to an annual rate of four percent of the average month-end net assets as a whole, as defined, during the year. Transaction fees and costs are accrued on a round-turn basis.

   The General Partner administers the business and affairs of the Fund, other than the selection of commodity transactions. The Trading Manager selects all commodities transactions and is not affiliated with the General Partner within the meaning of the rules promulgated by the Securities and Exchange Commission.

   RXR serves as the Trading Manager of the Trading Company.
Compensation to RXR for this service consists of a monthly consulting fee and a quarterly incentive fee as follows:

   Consulting Fee - The Trading Company pays a consulting fee equal to one percent of the month-end net assets annually (before reduction for any brokerage commissions or other charges as of such month-end) of the Fund as a whole.

   Incentive Fee - The Trading Company pays an incentive fee to RXR equal to 15 percent of any new trading profit (which includes interest income) achieved by the Trading Company in each calendar quarter. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which "New Appreciation" is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a limited partner redeems an investment, the incentive fee is to be paid to RXR through the calendar year quarter.

   The Trading Company incurs ongoing legal, accounting and administrative costs.

   The Fund has no employees.

   The Fund does not engage in operations in foreign countries.

Regulation

   Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association (the "NFA"), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors", "commodity pool operators", "futures commission merchants", "introducing brokers", and their respective associated persons and "floor brokers". The Act requires "commodity pool operators", such as the General Partner, "commodity trading advisors", such as the Trading Manager, and "commodity brokers" or "futures commission merchants", such as Rodman (and now Rodman Futures), to be registered and to comply with various reporting and record keeping requirements. The General Partner, the Trading Manager and Rodman Futures are all members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the General Partner's registration as a commodity pool operator or the Trading Manager's registration as a commodity trading advisor were terminated or suspended, the General Partner and the Trading Manager, respectively, would be unable to continue to manage the business of the Fund. Should the General Partner's registration be suspended, termination of the Fund might result. The Act also requires Rodman (and now Rodman Futures), in its capacity as a commodity broker, to be registered as a "futures commission merchant".

   As members of the NFA, the General Partner, the Trading Manager and Rodman Futures are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self regulatory body of the futures industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals which do not comply with such standards.

   In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic commodity exchanges to submit speculative positions limits for all futures contracts traded on such exchanges. Most exchanges also limit the changes in commodity futures contract prices that may occur during a single trading day.

ITEM 2.   PROPERTIES

   The Partnership does not own or lease any real property.  The
General Partner uses its offices to perform administrative services for the Fund at no cost to the Fund.

ITEM 3.   LEGAL PROCEEDINGS

   The General Partner is not aware of any legal proceedings to which the Fund or the General Partner is a party or to which any of their assets are subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the fiscal year ending
June30,1996 to a vote of the holders of units of limited partnership interest ("Units") through the solicitation of proxies or otherwise.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

   There is no established public trading market for the Units, nor will one develop. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of June 30, 1996, a total of 3,503.5645 Units were outstanding held by 277 Unit Holders, including 111.1143 Units of General Partnership interest.

   The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit
Holders. The General Partner has not made any distributions as of the date hereof.

ITEM 6.   SELECTED FINANCIAL DATA

   On the following page is a summary of selected consolidated financial data for the Partnership for the fiscal years ended
June30, 1996, 1995, and 1994.

                                THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                                             SELECTED FINANCIAL DATA



                                 June 30         June 30        June 30        June 30        June 30
                                    1996           1995           1994           1993           1992
REVENUES:

Trading profit (loss)
  Realized                     $  (42,000)    $  576,000     $( 201,000)    $1,124,000     $  831,000
  Unrealized                      (84,000)      (387,000)       264,000        (11,000)       132,000
  Foreign currency gain (loss)    (15,000)                       (1,000)         1,000          3,000
                               -----------    -----------    -----------    -----------    ----------

     Total trading profit and
     foreign currency gain       (141,000)       189,000         62,000      1,114,000        966,000
                               -----------    -----------    -----------    -----------    ----------

Guaranteed Yield Pool:
  Accrued interest                568,000        467,000        543,000        540,000        576,000
  Unrealized market value
     gain (loss)                 (168,000)        50,000       (391,000)       467,000        716,000
                               -----------    -----------     ----------    -----------    ----------

     Total guaranteed yield
        pool revenue              400,000        517,000        152,000      1,007,000      1,292,000
                               -----------    -----------     ----------    -----------    ----------

Interest income                    35,000         33,000         18,000         28,000         34,000
Illinois replace tax refund                        6,000
                               -----------    -----------     ----------    ------------   ----------

     Total revenues               294,000        745,000        232,000      2,149,000      2,292,000


EXPENSES:

  Commissions and fees            261,000        205,000        427,000        397,000        370,000
  Consulting fees                  61,000         66,000         82,000        104,000         92,000
  Incentive fees                                                                62,000         48,000
  Administrative expenses          64,000         68,000         73,000         78,000         55,000
                               -----------     ----------      ---------      ---------    ----------

     Total expenses               368,000        339,000        582,000        641,000        565,000
                               -----------     ----------      ---------      ---------    ----------

NET INCOME (LOSS)              $  (92,000)    $  406,000     $ (350,000)    $1,508,000     $1,727,000
                               ===========    ===========    ===========    ===========    ==========


TOTAL ASSETS                   $5,557,000     $6,772,000     $7,593,000     $8,959,000     $8,705,000
                               ===========    ===========    ===========    ===========    ==========

TOTAL LIABILITIES              $   78,000     $   51,000     $   33,000     $   40,000     $   18,000
                               -----------    -----------    -----------    -----------    ----------

PARTNERS' CAPITAL:
  Limited partners (3,392.4502,
     4,106.4502, 4,985.7857,
     5,628.7807, and 6,566.6518
     units outstanding in 1996,
     1995, 1994, 1993 and 1992
     respectively)              5,305,000      6,544,000      7,395,000      8,746,000      8,542,000

  General partner
     (111.1143 units)             174,000        177,000        165,000        173,000        145,000
                              ------------    -----------    ----------     ----------     ----------

TOTAL PARTNERS' CAPITAL         5,479,000      6,721,000      7,560,000      8,919,000      8,687,000
                              ------------    -----------    -----------    -----------    -----------

TOTAL LIABILITIES AND
  PARTNERS' CAPITAL            $5,557,000     $6,772,000     $7,593,000     $8,959,000     $8,705,000
                               ===========    ===========    ===========    ===========    ===========

NET ASSET VALUE PER UNIT       $1,563.746     $1,593.492     $1,483.325     $1,533.906     $1,300.871
                               ===========    ===========    ===========    ===========    ===========



                                 See notes to consolidated financial statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

          CONDITION AND RESULTS OF OPERATIONS CAPITAL RESOURCES

   The purpose of the Fund is to trade commodity interests; as such, the Fund does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Fund's use of assets is solely to provide necessary margin, and to pay any losses incurred in connection with its trading activity.

Liquidity

   Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses that could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity interest trading operations, the Fund's assets are highly liquid and are expected to remain so.

Results of Operations

   Trading operations posted a loss of $141,000 for the year ended June 30, 1996 as compared to net income of $189,000 in 1995 and $62,000 in 1994. The bullish momentum of the financial markets contributed to Fund profits during the first half of the 1996 fiscal year. However, poor performance throughout the international interest rate sector and the U.S. bond market in the second half of the fiscal year resulted in trading losses which erased the earlier gains.

   Lower valuations in the U.S. bond market created an unrealized loss in fiscal 1996 of $168,000 in the guaranteed yield pool. This is compared to an unrealized gain of $50,000 in 1995 and a loss of $391,000 in 1994.

   The Fund permits Units to be redeemed on a quarterly basis.
During the fiscal years ended June 30, 1996, 1995 and 1994, a total of 714, 879, and 643 Units were redeemed by limited partners for an aggregate redemption value of $1,150,000, $1,245,000 and $1,009,000, respectively.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this item is submitted as a separate section of this report. (See Index on page number 13).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

          ACCOUNTING AND FINANCIAL DISCLOSURE

   There were no changes in or disagreements with accountants on accounting and financial disclosure during the quarter ended
June30, 1996.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Fund has no directors or executive officers. The Fund is managed by the General Partner. There are no employees of the Fund.

   The Fund's General Partner is Rodman & Renshaw Futures Management, Inc., a Delaware corporation. The General Partner is a wholly-owned subsidiary of Rodman & Renshaw Capital Group, Inc. The address of the General Partner is 233 South Wacker Drive, Suite4500, Chicago, Illinois 60606. The telephone number is
(312)526-2000.

   The principals of the General Partner are as follows:

   Paul M. Dillon, age 33, President of the General Partner since August 17, 1995, Co-director of Rodman's futures commission merchant since 1992 and its Managing Director since 1995 and its Director of Management Reporting from 1989 to 1992; CPA with Ernst & Young, a certified public accounting firm, from 1986 to 1989.

   Gilbert R. Ott, Jr., age 53, Secretary of the General Partner and General Counsel and Secretary of Rodman since July 1, 1996; Senior Vice President, Associate General Counsel and Secretary of Kidder, Peabody & Co. Incorporated from December, 1991 to June,1996 and holder of other offices with that firm from 1978 to1991.

   Martin G. Pembroke, age 38, Treasurer of the General Partner since February 8, 1996 and Treasurer of Rodman since
September18,1995; Senior Vice President and Controller of Fuji
Securities Inc. from March, 1986 to September, 1995.

   Charles W. Daggs, III, age 49, a Director of the General Partner and President and Director of Rodman since April 11, 1994,
President of the General Partner from April 11, 1994 to
June7,1995; Senior Managing Director of Bear Stearns & Co.,
Incorporated, a financial services firm, from 1991 to 1994;
Chairman and Chief Executive Officer of Sutro & Co. Incorporated, a financial services firm, from 1986 to 1990.

   John T. Hague, age 41, Assistant Secretary of the General Partner and Executive Vice President and Assistant Secretary of Rodman since July 1, 1996, Treasurer of the General Partner from June 28, 1994 to July 1, 1996, a Director of the General Partner since June28,1994, Chief Financial Officer and Director of Rodman from June 28, 1994 to August 22, 1996, Executive Vice President and Director of Internal Audit of Rodman from April 11, 1994 to
June28, 1994; Senior Manager with Deloitte & Touche, a certified public accounting firm, from 1990 to April, 1994; partner with Spicer & Oppenheim, a certified public accounting firm, from 1988 to 1990.

   Rodrigo Padilla, age 49, a Director of the General Partner and Rodman since June 7, 1995; currently a director of Abaco Grupo Financiero, C.A. de C. V., Abaco Casa de Bolsa, S.A. de C.V. which is the majority stockholder of Rodman & Renshaw Capital Group,Inc., and Confia S.A.; President and a member of the board of directors of Industrias Delmex, S.A. de C.V.; a director of Grupo Consercio Promesa, and business consultant to a variety of industrial corporations.

ITEM 11.  EXECUTIVE COMPANSATION

   The Fund is managed by its General Partner. Neither the General Partner nor its executives or employees receive direct compensation from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or the General Partner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   As of June 30, 1996, (a) there were 277 partners in The Balanced Opportunity Fund Limited Partnership, of which one partner, Baptist Medical System, with 250 units, was known to be the beneficial owner of more than five percent of the units of limited partnership interest, (b) the General Partner, Rodman & Renshaw Futures Management, Inc., was the beneficial owner of approximately 3.171% of the Fund, and (c) there were no arrangements, known to the Fund, the operation of which may on a subsequent date result in a change in control of the Fund.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Refer to Item 11.

   The Fund pays the following compensation to the firms that provide services to it:

   The brokerage rate paid by the Fund is approximately $50 per contract on a round-turn basis adjusted to equal 4% of the Net Assets of the Fund annually. For the fiscal year ended June30,1996, the Fund paid Rodman, an affiliated Futures Commission Merchant of the General Partner, $261,000 in brokerage commissions and fees. In July, 1995, the Fund began to utilize an unrelated clearing broker for clearing activities related to its commodity trading.

   RXR, Inc. acts as the Fund's commodity trading manager. During the fiscal year ended June 30, 1996, no incentive fees were paid.

                              PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

   (a)    (1)  Financial Statements

      See "Index to Financial Statements" on page F-1 hereof.

      (2) Financial Statement Schedules

      Schedule I - Marketable Securities - Other Investments

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3) Exhibits as required by Item 601 Regulation S-K

          (3)  Articles of Incorporation and By-Laws

             3.1 Limited Partnership Agreement

          (10)  Material Contracts

             10.1  Form of Brokerage Agreement between the
             Partnership and Rodman & Renshaw, Inc.

             10.2  Advisory Contract between the Partnership and
             RXR, Inc.

   (b)    Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended June 30, 1996.


                                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP




                                   By:  /s/ MARTIN G. PEMBROKE
                                            ------------------
                                            Martin G. Pembroke
                                            Treasurer of Rodman & Renshaw Futures
                                              Management, Inc., General Partner

                                            Date:   September 26, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant and in the
capacities and on the dates indicated.

Signature                    Title
                             Date
---------                    -----                             ----




/s
/
 PAUL M. DILLON         President and a Director of        September 26, 1996
    --------------           Rodman & Renshaw Futures
    Paul M. Dillon           Management, Inc., General Partner



/s/ MARTIN G. PEMBROKE       Treasurer of Rodman & Renshaw       September 26, 1996
    ------------------       Futures Management, Inc.,
    Martin G. Pembroke       General Partner



/s/ GILBERT R. OTT, JR.      Secretary of Rodman & Renshaw       September 26, 1996
    -------------------      Futures Management, Inc.,
    Gilbert R. Ott, Jr.      General Partner


/s/
CHARLES W. DAGGS, III   Director of Rodmdan & Renshaw       September 26, 1996
    ---------------------    Futures Management, Inc.,
    Charles W. Daggs, III    General Partner


                          THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP


             Report on FORM 10-K for the Fiscal Year ended June 30, 1996



                 FINANCIAL STATEMENTS AND SCHEDULE INDEX



                                                         Sequential Page



Independent Auditors' Reports............................      14


Statements of Financial Condition as of
June 30, 1996 and 1995 ..................................      16


Statements of Operations for the Years ended
June 30, 1996, 1995, and 1994............................      17


Statements of Changes in Partners' Capital
for the
years ended June 30, 1996, 1995, and 1994........      18


Notes to Financial Statements............................      19

Independent Auditor's Report

The Partners of The Balanced Opportunity
  Fund Limited Partnership

We have audited the accompanying consolidated statements of financial condition of The Balanced Opportunity Fund Limited Partnership (the "Partnership") as of June 30, 1996 and 1995, and the related consolidated statements of operations and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations and changes in partners' capital of the Partnership for the year ended June 30, 1994 were audited by other auditors whose report dated September 6, 1994, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Balanced Opportunity Fund Limited Partnership as of June 30, 1996 and 1995, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.


/s/COOPERS & LYBRAND LLP
   ---------------------
   Coopers & Lybrand LLP

Chicago, Illinois
September 26, 1996

INDEPENDENT AUDITORS' REPORT

The Partners of The Balanced Opportunity Fund
 Limited Partnership:

We have audited the accompanying consolidated statements of operations and changes in partners' capital of The Balanced Opportunity Fund Limited Partnership (the "Partnership") for the fiscal year in the period ended June 30, 1994. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also icludes assessing the accounting principles used and signficant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of the Partnership for the fiscal year in the period ended June 30, 1994, in conformity with generally accepted accounting principles.


/s/DELOITTE & TOUCHE LLP
   ---------------------
   Deloitte & Touche LLP

Chicago, Illinois
September 6, 1994


The Balanced Opportunity Fund
Limited Partnership

Consolidated Statements of Financial Condition
June 30, 1996 and 1995

                                                                  1996           1995
                     ASSETS

Equity in commodity futures trading accounts:
  Cash                                                        $  568,000      $1,147,000
  Net unrealized gain on open contracts                                           84,000
                                                              ----------      ----------
     Total equity in commodity futures trading accounts          568,000       1,231,000
                                                              ----------      ----------

Guaranteed yield pool - at market                              4,987,000       5,527,000

Interest receivable                                                                3,000

Illinois replacement tax receivable                                1,000           6,000

Other receivables                                                  1,000           5,000
                                                              ----------      -----------


     Total assets                                             $5,557,000      $6,772,000
                                                              ==========      ==========


         LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accrued administrative expenses                             $   40,000      $   15,000
  Accrued commissions and fees                                    38,000          36,000
                                                              ----------      ----------

     Total liabilities                                            78,000          51,000
                                                              ----------      ----------

Partners' capital:
  Limited partners (units outstanding:
     1996 - 3,392.4502; 1995 - 4,106.4502)                     5,305,000       6,544,000
  General partner (units outstanding:  111.1143)                 174,000         177,000
                                                              ----------      ----------
     Total partners' capital                                   5,479,000       6,721,000
                                                              ==========      ==========

     Total liabilities and partners' capital                  $5,557,000      $6,772,000
                                                              ==========      ==========

Net asset value per unit                                      $1,563.746      $1,593.492
                                                              ==========      ==========

  The accompanying notes are an integral part of the consolidated financial statements.


The Bal
anced Opportunity Fund
Limited Partnership

Consolidated Statements of Operations
for the years ended June 30, 1996, 1995 and 1994

                                         1996               1995              1994
Revenues:
  Trading profit (loss):
     Realized                        $ (42,000)         $ 576,000         $(201,000)
     Unrealized                         (99,000)          (387,000)          263,000
                                      ----------         ----------        ----------

        Total trading profits
          and foreign currency
          gain (loss)                  (141,000)           189,000            62,000
                                      ----------         ----------        ----------
Guaranteed yield pool:
  Accrued interest                      568,000            467,000           543,000
  Unrealized market value
     gain (loss)                       (168,000)            50,000          (391,000)
                                      ----------         ----------        ----------

       Total guaranteed yield
       pool revenue                     400,000            517,000           152,000
                                      ----------         ----------        ----------

Interest income                          35,000             33,000            18,000
Illinois replacement tax refund                              6,000
                                      ----------         ----------         ---------

       Total revenues                   294,000            745,000           232,000
                                      ----------         ----------         ---------


Expenses:
  Brokerage commissions & fees          261,000            205,000           427,000
  Consulting fees                        61,000             66,000            82,000
  Administrative expenses                64,000             68,000            73,000
                                      ----------         ----------         ---------

       Total expenses                   386,000            339,000           582,000
                                      ----------         ----------         ---------

       Net income (loss)              $ (92,000)         $ 406,000         $(350,000)
                                      ==========         ==========        ==========
Net income (loss) allocated to:
  General partner                     $  (3,000)         $  12,000         $  (8,000)
                                      ==========         ==========        ==========

  Limited partners                    $ (89,000)         $ 394,000         $(342,000)
                                      ==========         ==========        ==========

Net income (loss) per limited
  partnership unit outstanding
  for entire period                   $  (29.75)        $   110.17         $  (70.58)
                                      ==========        ===========        ==========


  The a
ccompanying notes are an integral part of the consolidated financial statements.


The Balanced Opportunity Fund
Limited Partnership

Consolidated Statements of Changes in Partners' Capital for the years ended June 30, 1996, 1995 and 1994


                                      Total
                                     Units of
                                    Partnership     Limited       General
                                     Interest       Partners      Partner       Total


Partners' capital, June 30, 1993    5,739.8950    $ 8,746,000    $173,000    $ 8,919,000

   Redemptions                       (642.9950)    (1,009,000)                (1,009,000)

   Net loss                                          (342,000)     (8,000)      (350,000)
                                    -----------   ------------   ---------   ------------

Partners' capital, June 30, 1994    5,096.9000      7,395,000     165,000      7,560,000

   Redemptions                       (879.3355)    (1,245,000)                (1,245,000)

   Net income                                         394,000      12,000        406,000
                                    -----------    -----------    --------    -----------

Partners' capital, June 30, 1995    4,217.5645      6,544,000     177,000      6,721,000

   Redemptions                       (714.0000)    (1,150.000)                (1,150.000)

   Net loss                                           (89,000)     (3,000)       (92,000)
                                    -----------    -----------   ---------   ------------
Partners' capital, June 30, 1996    3,503.5645     $5,305,000    $174,000    $ 5,479,000


  The accompanying notes are an integral part of the consolidated financial statements.

The Balanced Opportunity Fund
Limited Partnership

Notes to Consolidated Financial Statements

1.  Organization and Significant Accounting Policies
Organization

The Balanced Opportunity Fund Limited Partnership (the "Fund"), an Illinois limited partnership organized in July, 1989, commenced trading on March 23, 1990. The general partner for the Fund is Rodman & Renshaw Futures Management, Inc. (the "General Partner"). The commodity broker and selling agent is Rodman & Renshaw, Inc. ("Rodman"). Both Rodman and the General Partner are wholly owned subsidiaries of Rodman & Renshaw Capital Group, Inc. The General Partner has retained RXR, Inc. ("RXR") as the trading manager.

Approximately 80 percent of the Fund's assets at the commencement of trading was invested in zero coupon United States Government Treasury Securities ("Stripped Notes") so as to yield (i) $1,000 per unit, plus (ii) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the "Guaranteed Yield Pool"). Due to the interest rate sensitivity of the market value of the Stripped Notes, persons who redeem prior to the dissolution date have no such assured return. As of June 30, 1996 and 1995, the maturity value of the Stripped Notes amounted to $5,162,000 and $6,059,000, respectively. The remainder of the Fund assets were invested in Rodman Asset Allocation Management Limited Partnership (the "Trading Company"), an Illinois limited partnership, in which the Fund is the sole limited partner and possessor of substantially all the beneficial interest.

The two-tier structure of the Fund and the Trading company insulates the Guaranteed Yield Pool against any liability for losses which might be incurred by the Trading Company.

The consolidated financial statements include the Fund and the Trading Company (collectively, the "Partnership").

The Fund has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, "Statements of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

The Fund will terminate on December 31, 2009.


Revenue Recognition

Futures contracts are recorded on trade date and are reflected in the accompanying statements of financial condition at the difference between the original contract amount and the market value on the last business day of the reporting period. The difference between the original contract amount (or the market value as of the last reporting date) and the current value is reflected as the change in net unrealized gain on open contracts. Market value of futures contracts are based upon exchange settlement prices.


Translation Gains and Losses

The Partnership trades in foreign denominated contracts. The assets and liabilities related to these activities are translated at the end-of-period exchange rates with the associated profits and losses translated at monthly average exchange rates. The resulting translation gains and losses are immaterial and are recorded in unrealized trading profit
(loss).


Transaction Fees and Costs

Transaction fees and costs are accrued at approximately $50 per contract on a round-turn basis adjusted to equal 4% of the annual net assets of the Partnership.


Allocation of Profits and Losses

All the profits and losses, income and expenses relating to the operation of the Fund and the Trading Company are allocated to each limited partner and the General Partner based on the monthly increase and decrease in their respective net asset value per unit, as defined.


Redemptions

Investors are entitled to redeem their units (including fractional units in $100 increments) as of any calendar quarter-end upon ten days' written notice to the General
Partner.  No redemption charges are assessed.


Distributions

The General Partner does not presently intend to make any distributions to limited partners although it may, if doing so would not reduce the Partnership's asset base to a level which would impair the Partnership's objective. Accordingly, the limited partners may incur current income tax liabilities in excess of any distributions received from the Partnership.


Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements, as the partners are individually responsible for reporting income or loss based upon their respective shares of the Partnership's income and expenses for income tax purposes. At June30,1996, the Partnership has available state net operating loss carryforwards available to offset futures state taxable income of $36,212.


Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.    Related Party Transactions
The Partnership pays Rodman .333 of 1% (a 4% annual rate) of the Partnership's month-end assets for brokerage and other services. Furthermore, the Partnership pays all execution and exchange fees. For the periods ended June 30, 1996, 1995 and 1994 brokerage commission and fee expenses totaled $261,000, $205,000 and $427,000, respectively. At June 30, 1996 and
1995, brokerage commissions payable to Rodman totaled $38,000 and $36,000, respectively.

3.    Trading Manager
RXR serves as the trading manager for the assets of the Trading Company. Compensation to RXR for their services is as follows:

Consulting Fee

The Trading Company pays a consulting fee at a one percent annual rate based upon the average month-end net assets of the Partnership before reduction for any brokerage commissions or other charges as of such month-end.

Incentive Fee

The Trading Company pays an incentive fee to RXR equal to 15 percent of any new trading profit (which includes interest income) achieved by the Trading Company in each calendar quarter. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which "New Appreciation" is negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a limited partner redeems an investment, the incentive fee is to be paid to RXR through the calendar year quarter.



4.    Fair Value of Financial Instruments

During its 1996 fiscal year, the Partnership adopted SFAS No. 107 entitled "Disclosure about Fair Value of Financial Instruments". The Partnership believes that the carrying value of its financial instruments is a reasonable estimate of the fair value. Equity in commodity futures trading accounts and the guaranteed yield pool are recorded at market using market quotations from the Partnership's futures broker. The fair value of all other financial instruments reflected in the statement of financial condition (primarily other receivables and accrued expenses) approximate the recorded value due to their short-term nature.


5.    Net Income (Loss) per Partnership Unit

The net income (loss) per limited partnership unit outstanding for the entire period is the difference between the net asset value per unit at the beginning and end of the period.


6.    Financial Instruments with Off-Balance Sheet Risk

The Partnership is engaged in trading various financial instruments with off-balance sheet risk. These financial instruments include positions in financial futures contracts and options thereon and foreign currency futures contracts and options thereon. These instruments involve, in varying degrees, elements of credit and market risk in excess of the amount recognized in the statements of financial condition. Risks arise from the possible inability of futures commission merchants and/or commodity futures exchanges to meet the terms of their obligations and from movements in interest rates and foreign currency values.

During its 1996 fiscal year, the Partnership's broker, Rodman, utilized an unrelated clearing broker for all execution and clearing activities related to the Partnership's commodity trading. Margin requirements are satisfied by cash on deposit with such clearing broker in segregated interest bearing accounts. At June 30, 1996, all of the equity in commodity futures trading accounts reflected on the statements of financial condition are due principally from this unrelated clearing broker, who is a member of nationally recognized futures exchanges. In the event that the clearing broker becomes insolvent, recovery of segregated funds may be limited to a pro rata share of all customer segregated funds available. In such an instance, the Partnership could incur losses to the extent that the recovered amount is less than the total cash and other property deposited with the clearing broker.

The Partnership conducts its trading with its futures commission merchant on commodity futures exchanges that are located in Chicago, New York, London, Paris, Singapore, Sydney and other major financial markets. The General Partner monitors the credit standing of its futures commission merchant with whom it conducts business.

At June 30, 1996 and 1995, open contracts were:

                                                 Contract or Notional Amount
                                               ---------------------------
                                                    1996             1995

 Financial futures and forward contracts:
    Commitments to purchase                     34,090,621       33,549,000
    Commitments to sell                         19,890,412        7,879,717

 Options written:
    Exchange traded futures                      1,015,200

The contractual amount of these instruments reflect the extent of the Partnership's involvement in the related financial instruments and does not represent the risk of loss due to counterparty non-performance. The Partnership attempts to mitigate the risk of futures trading activities through the use of daily monitoring procedures. The settlement of these transactions is not expected to have a material adverse effect on the statement of financial condition.

7.    Trading Activities

The results of the trading activities, net of brokerage commission, are summarized by those categories of financial instruments in the following table. Net trading income is included separately in the income statement.
                                                         1996

          Futures contracts                           $(327,000)
          Option contracts                              (25,000)
          Forward contracts                             (50,000)
                                                      ----------

                                                      $(402,000)
                                                      ==========

For derivatives held for trading purposes (which constitute all derivatives held by the Partnership), the market value at June 30, 1996 and the average market value (calculated on a monthly basis) for the year then ended are as follows:

                                                                  Monthly
                                                June 30,          Average
                                                  1996            for 1996

  Derivative assets (futures contracts)         $ 27,000         $ 72,000
  Derivative liabilities (option contracts)      (20,000)          (3,000)
  Derivative liabilities (forward contracts)      (6,000)         (21,000)


To the best of the knowledge and belief of the undersigned, the informa tion contained in this report is accurate and complete.



/s/ MARTIN G. PEMBROKE
----------------------
Martin G. Pembroke

Treasurer
Rodman & Renshaw Futures Management, Inc., the General Partner

                            EXHIBIT INDEX

Exhibit 27     Article 5 Financial Data Schedule