Form 10-Q
period 1996-09-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1996-11-14
CIK 854151

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C. 20549

                               FORM 10-Q

 X   Quarterly report pursuant to Section 13 of 15(d) of the
---  Securities Exchange Act of 1934

For the Quarterly period ended September 30, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934

For the transition period from ___________ to ____________


Commission File Number 2-73692


      The Balanced Opportunity Fund Limited Partnership
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

             Illinois                            36-3655854
-----------------------------------------------------------------
    (State or other jurisdiction of            (IRS Employer
     incorporation or organization)         Identification No.)



  c/o Rodman & Renshaw Futures Management, Inc.

  233 South Wacker Drive, Suite 4500
  Chicago, Illinois                        60606
-----------------------------------------------------------------
   (Address of principal                 (Zip Code)
     executive offices)


                        (312)  526-2000
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

                                   INDEX

PART I - FINANCIAL INFORMATION
                                                                      Page
                                                                      ----


Item 1.  Financial Statements -

  Consolidated Statements of Financial Condition as of
  September 30, 1996 (unaudited) and June 30, 1996                      3

  Consolidated Statements of Operations (unaudited) for the
  three-month periods ended September 30, 1996 and 1995                 4

  Consolidated Statements of Changes in Partners' Capital for the
  three-month period ended September 30, 1996 (unaudited) and the
  year ended June 30, 1996                                              5

  Note to Unaudited Consolidated Financial Statements --
  September 30, 1996                                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7

Part II - OTHER INFORMATION                                             8


Item 6.  Exhibits and Reports on Form 8-K                               8


SIGNATURES                                                              9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      September 30,
                                                          1996           June 30,
                                                       (unaudited)         1996
                                                      -------------     ----------
ASSETS

Equity in commodity futures trading accounts:
   Cash                                               $  642,000        $  568,000
   Net unrealized gain on open contracts                  92,000
                                                      ----------        ----------


            Total equity in commodity futures
            trading accounts                             734,000           568,000


Guaranteed yield pool, at market                       4,826,000         4,987,000


Interest receivable                                        1,000


Illinois replacement tax receivable                        1,000             1,000


Other receivables                                          2,000             1,000
                                                      ----------        ----------


            Total assets                              $5,564,000        $5,557,000
                                                      ==========        ==========



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued administrative expenses                    $   25,000        $   40,000
   Accrued commissions and fees                           43,000            38,000
                                                      ----------        ----------

            Total liabilities                             68,000            78,000
                                                      ----------        ----------

Partners' capital
   Limited partners (units outstanding: 3,360.4502
                     and 3,392.4502)                   5,320,000         5,305,000
   General partner (units outstanding:  111.1143)        176,000           174,000
                                                      ----------        ----------

            Total partners' capital                    5,496,000         5,479,000
                                                      ----------        ----------


TOTAL LIABILITIES AND PARTNERS' CAPITAL               $5,564,000        $5,557,000
                                                      ==========        ==========


NET ASSET VALUE PER UNIT                              $ 1,583.10        $ 1,563.75
                                                      ==========        ==========

               See note to the unaudited consolidated financial statements.

                     THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)



                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         1996                    1995
                                                      ----------              ---------
REVENUES:

   Trading profit/(loss):
      Realized                                        $ (14,000)              $(49,000)
      Change in unrealized                               91,000                 16,000
   Foreign currency profit                                1,000                (24,000)
                                                      ----------              ---------


            Total trading and foreign
               currency profit/(loss)                    78,000                (57,000)


   Guaranteed yield pool:
      Accrued interest                                  196,000                112,000
      Unrealized market value loss                     (121,000)               (13,000)

                                                      ----------              ---------

            Total guaranteed yield pool revenue          75,000                 99,000


Interest income                                           3,000                  9,000
                                                      ----------              ---------


            Total revenue                               156,000                 51,000

EXPENSES:

   Brokerage commissions                                 60,000                 70,000
   Advisory fees                                         14,000                 16,000
   Administrative expenses                               15,000                 10,000
                                                      ----------              ---------


            Total expenses                               89,000                 96,000
                                                      ----------              ---------



NET INCOME/(LOSS)                                     $  67,000               $(45,000)
                                                      ----------              ---------

NET INCOME/(LOSS) ALLOCATED TO:
            Limited partners                          $  65,000               $(44,000)
                                                      ==========              =========


            General partner                           $   2,000               $ (1,000)
                                                      ==========              =========

NET INCOME/(LOSS) PER UNIT
   OUTSTANDING FOR ENTIRE PERIOD                      $   19.35               $ (11.09)
                                                      ==========              =========


               See note to the unaudited consolidated financial statements.

                      THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL




                        TOTAL UNITS
                        OF PARTNERSHIP    LIMITED           GENERAL
                        INTEREST          PARTNERS          PARTNER           TOTAL
                        --------------    --------          -------           -----



PARTNERS' CAPITAL
   June 30, 1995        4,217.5645         $6,544,000       $177,000           $6,721,000


Redemptions              (714.0000)        (1,150,000)                         (1,150,000)


Net loss                                      (89,000)        (3,000)             (92,000)
                        -----------       ------------      ---------         ------------



PARTNERS' CAPITAL
   June 30, 1996        3,503.5645        $ 5,305,000       $174,000          $ 5,479,000
                        ===========       ============      =========         ============


Redemptions              ( 32.0000)           (50,000)                            (50,000)


Net income                                     65,000          2,000               67,000

                        -----------       ------------      ---------         ------------


PARTNERS' CAPITAL
   September 30, 1996
   (unaudited)          3,471.5645        $ 5,320,000       $176,000          $ 5,496,000
                        ===========       ============      =========         ============



                See note to the unaudited consolidated financial statements.


THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996



NOTE A - BASIS OF PRESENTATION
------   ---------------------

The unaudited consolidated financial statements of The Balanced
Opportunity Fund Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 1996.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The purpose of the Partnership is to trade commodity interests;
as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. Redemptions of units during the quarter ended
September 30, 1996 reduced the amount of funds available by $50,000.

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

Trading operations were profitable at $78,000 for the quarter ended September 30, 1996 as compared to a loss of $57,000 for the same period last year, a significant improvement. The Fund benefitted from positions in the international sector. Stable to lower interest rates overseas pushed government bond prices higher. New York crude oil positions also contributed to performance as prices rose on news of tighter than expected supplies.

Total guaranteed yield pool revenue was $75,000 and $99,000 for the quarters ended September 30, 1996 and 1995, respectively.
Brokerage commissions, which are charged based on net asset value, declined from $70,000 in the quarter ended September 30, 1995 to $60,000 in the same quarter this year.

Thirty-two units with a value of $50,000 were redeemed during the current quarter as opposed to 141 units valued at $225,000 during the same quarter last year. Redemptions may be made on a quarterly basis.


PART II.  OTHER INFORMATION

Item 6.   Reports on Form 8-K

No reports were filed on Form 8-K during the three months ended
September 30, 1996.


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             The Balanced Opportunity Fund Limited Partnership
             -------------------------------------------------
                              (Registrant)

BY: Rodman & Renshaw Futures Management, Inc., General Partner




BY:  /s/
PAUL M. DILLON
        --------------
        Paul M. Dillon, President and Director

Date: November 12, 1996




BY:  /s/MARTIN G. PEMBROKE
        ------------------
        Martin G. Pembroke, Treasurer

Date: November 12, 1996


                            EXHIBIT INDEX
Exhibit 27     Article 5 Financial Data Schedule

