Form 10-Q
period 1996-12-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1997-02-18
CIK 854151

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q

 X   Quarterly report pursuant to Section 13 of 15(d) of the
-------   Securities Exchange Act of 1934

For the Quarterly period ended December 31, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934

For the transition period from             to


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

                                   INDEX

PART I - FINANCIAL INFORMATION
                                                                    Page
Item 1.  Financial Statements -

  Consolidated Statements of Financial Condition as of
  December 31, 1996 (unaudited) and June 30, 1996                       3

  Consolidated Statements of Operations (unaudited) for the
  three-month and six-month periods ended December 31, 1996 and 1995    4

  Consolidated Statements of Changes in Partners' Capital for the
  six-month period ended December 31, 1996 (unaudited) and the
  year ended June 30, 1996                                              5

  Note to Unaudited Consolidated Financial Statements --
  December 31, 1996                                                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7


Part II - OTHER INFORMATION                                             8


Item 6.  Exhibits and Reports on Form 8-K                               8

SIGNATURES                                                              9


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            December 31,
                                                                1996            June 30,
                                                            (unaudited)           1996
                                                            ------------        ----------
ASSETS

Equity in commodity futures trading accounts:
   Cash                                                     $  720,000          $  568,000
   Net unrealized gain on open contracts                        30,000
                                                            ----------          ----------


              Total equity in commodity futures
              trading accounts                                 750,000             568,000


Guaranteed yield pool, at market                             4,875,000           4,987,000


Interest receivable                                              1,000


Illinois replacement tax receivable                              1,000               1,000


Other receivables                                                1,000               1,000
                                                            ----------          ----------


              Total assets                                  $5,628,000          $5,557,000
                                                            ==========          ==========



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued administrative expenses                          $   23,000          $   40,000
   Accrued commissions and fees                                 18,000              38,000
                                                            ----------          ----------
              Total liabilities                                 41,000              78,000


Partners' capital
   Limited partners (units outstanding: 3,345.4502
                       and 3,392.4502)                       5,407,000           5,305,000
   General partner (units outstanding:  111.1143)              180,000             174,000
                                                            ----------          ----------

              Total partners' capital                        5,587,000           5,479,000
                                                            ----------          ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $5,628,000          $5,557,000
                                                            ==========          ==========


NET ASSET VALUE PER UNIT                                    $ 1,616.22          $ 1,563.75
                                                            ==========          ==========


                    See note to the unaudited consolidated financial statements.

       THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIPCONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          DECEMBER 31,                      DECEMBER 31,
                                                       1996          1995                1996           1995
                                                       ----          ----                ----           ----

REVENUES:

   Trading profit/(loss):
      Realized                                       $191,000       $ 255,000          $177,000       $ 206,000
      Change in unrealized                            (61,000)         14,000            30,000          30,000
   Foreign currency gain/(loss)                             0           3,000             1,000       $ (21,000)
                                                     --------       ---------          --------       ----------

               Total trading profit and
                  foreign currency gain               130,000         272,000           208,000         215,000


   Guaranteed yield pool:
      Accrued interest                        200,000         109,000           396,000         221,000
      Unrealized market value gain/(loss)            (132,000)         25,000          (253,000)         12,000
                                                     ---------      ---------          ---------      ---------

               Total guaranteed yield pool
                  revenue                              68,000         134,000           143,000         233,000


Interest income                                         5,000          10,000             8,000          19,000
                                                     --------       ---------          --------       ---------

               Total revenues                         203,000         416,000           359,000         467,000
                                                     --------       ---------          --------       ---------


EXPENSES:

   Brokerage commissions                               59,000          65,000           119,000         135,000
   Advisory fees                                       14,000          16,000            28,000          32,000
   Administrative expenses                             15,000          12,000            30,000          22,000
                                                     --------       ---------          --------       ---------
               Total expenses                          88,000          93,000           177,000         189,000
                                                     --------       ---------          --------       ---------



NET INCOME                                           $115,000       $ 323,000          $182,000       $ 278,000
                                                     ========       =========          ========       =========

NET INCOME ALLOCATED TO:
               Limited partners                      $111,000       $ 314,000          $176,000       $ 270,000
                                                     ========       =========          ========       =========

               General partner                       $  4,000       $   9,000          $  6,000       $   8,000
                                                     ========       =========          ========       =========


NET INCOME PER UNIT
   OUTSTANDING FOR ENTIRE PERIOD                     $  33.12       $   82.50          $  52.47       $   71.41
                                                     ========       =========          ========       =========

                          See note to the unaudited consolidated financial statements.


THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL



                        TOTAL UNITS
                        OF PARTNERSHIP    LIMITED           GENERAL
                        INTEREST          PARTNERS          PARTNER           TOTAL
                        --------------    --------          -------           -----



PARTNERS' CAPITAL
   June 30, 1995        4,217.5645        $ 6,544,000       $177,000          $ 6,721,000


Redemptions              (714.0000)        (1,150,000)                         (1,150,000)


Net loss                                      (89,000)        (3,000)             (92,000)
                        -----------       ------------      ---------         ------------
PARTNERS' CAPITAL
   June 30, 1996        3,503.5645        $ 5,305,000       $174,000          $ 5,479,000
                        ===========       ============      =========         ============


Redemptions              ( 47.0000)           (74,000)                            (74,000)


Net income                                    176,000          6,000              182,000

                        -----------       -----------       ---------         ------------


PARTNERS' CAPITAL
   December 31, 1996
   (unaudited)          3,456.5645        $ 5,407,000       $180,000          $ 5,587,000
                        ===========       ============      ========          ============




                See note to the unaudited consolidated financial statements.

THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996



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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. Redemptions of units during the quarter ended December 31, 1996 reduced the amount of funds available by $24,000.

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

Trading operations were not as profitable at $130,000 and $208,000 for the three-month and six-month periods ended December 31, 1996 as compared to the same periods in 1995 when the Fund did well from its international bonds and financial positions and its energy contracts. During October and November,1996, the Fund benefitted from its increased exposure in US financials and the market appreciation following the election. Throughout the six months ended December 31, 1996, the Fund profited from its positions in the international sector. Natural gas and crude oil positions also contributed to good performance as demands rose during the last quarter of 1996 with prices peaking in December. These gains in energies were offset with losses in meats and grains. Sugar fluctuated substantially during this period reaching its peak in early September then dropping until a slight rebound in late November was followed by low prices in early December and a resurgence to end the month. Coffee also fluctuated from September through December with prices increasing the first half of November and then declining until the latter half of December.

During the six-month period ended December 31, 1996, the Fund sold zero coupon United States Treasury securities in order to maintain an approximate ratio of 20% trading assets to 80% Guaranteed Yield Pool. This resulted in lower revenues from the Guaranteed Yield Pool as compared with both the quarter and six-month periods a year ago.


PART II.  OTHER INFORMATION

Item 6.   Reports on Form 8-K

No reports were filed on Form 8-K during the three months ended
December 31, 1996.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        The Balanced Opportunity Fund Limited Partnership
                           (Registrant)

BY: Rodman & Renshaw Futures Management, Inc., General Partner



BY:
    /s/F. L. KIRBY
      -----------------------------------
      F. L. Kirby
      President

Date:    February 13, 1997




BY: /s/THOMAS G. PINOU
      ----------------------------------
      Thomas G. Pinou
      Treasurer

Date:    February 13, 1997

                            EXHIBIT INDEX

Exhibit 27     Article 5 Financial Data Schedule