Form 10-K/A
period 1996-06-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1997-04-02
CIK 854151

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                           AMENDED FORM 10-K

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

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Amendmened Form 10-K. ___


      The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

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

                                THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                                             SELECTED FINANCIAL DATA



                                 June 30         June 30        June 30        June 30        June 30
                                    1996           1995           1994           1993           1992
REVENUES:

Trading profit (loss)
  Realized                     $  (42,000)    $  576,000     $( 201,000)    $1,124,000     $  831,000
  Unrealized                      (84,000)      (387,000)       264,000        (11,000)       132,000
  Foreign currency gain (loss)    (15,000)                       (1,000)         1,000          3,000
                               -----------    -----------    -----------    -----------    ----------

     Total trading profit and
     foreign currency gain       (141,000)       189,000         62,000      1,114,000        966,000
                               -----------    -----------    -----------    -----------    ----------

Guaranteed Yield Pool:
  Accrued interest                568,000        467,000        543,000        540,000        576,000
  Unrealized market value
     gain (loss)                 (168,000)        50,000       (391,000)       467,000        716,000
                               -----------    -----------     ----------    -----------    ----------

     Total guaranteed yield
        pool revenue              400,000        517,000        152,000      1,007,000      1,292,000
                               -----------    -----------     ----------    -----------    ----------

Interest income                    35,000         33,000         18,000         28,000         34,000
Illinois replace tax refund                        6,000
                               -----------    -----------     ----------    ------------   ----------

     Total revenues               294,000        745,000        232,000      2,149,000      2,292,000


EXPENSES:

  Commissions and fees            261,000        205,000        427,000        397,000        370,000
  Consulting fees                  61,000         66,000         82,000        104,000         92,000
  Incentive fees                                                                62,000         48,000
  Administrative expenses          64,000         68,000         73,000         78,000         55,000
                               -----------     ----------      ---------      ---------    ----------

     Total expenses               368,000        339,000        582,000        641,000        565,000
                               -----------     ----------      ---------      ---------    ----------

NET INCOME (LOSS)              $  (92,000)    $  406,000     $ (350,000)    $1,508,000     $1,727,000
                               ===========    ===========    ===========    ===========    ==========


TOTAL ASSETS                   $5,557,000     $6,772,000     $7,593,000     $8,959,000     $8,705,000
                               ===========    ===========    ===========    ===========    ==========

TOTAL LIABILITIES              $   78,000     $   51,000     $   33,000     $   40,000     $   18,000
                               -----------    -----------    -----------    -----------    ----------

PARTNERS' CAPITAL:
  Limited partners (3,392.4502,
     4,106.4502, 4,985.7857,
     5,628.7807, and 6,566.6518
     units outstanding in 1996,
     1995, 1994, 1993 and 1992
     respectively)              5,305,000      6,544,000      7,395,000      8,746,000      8,542,000

  General partner
     (111.1143 units)             174,000        177,000        165,000        173,000        145,000
                              ------------    -----------    ----------     ----------     ----------

TOTAL PARTNERS' CAPITAL         5,479,000      6,721,000      7,560,000      8,919,000      8,687,000
                              ------------    -----------    -----------    -----------    -----------

TOTAL LIABILITIES AND
  PARTNERS' CAPITAL            $5,557,000     $6,772,000     $7,593,000     $8,959,000     $8,705,000
                               ===========    ===========    ===========    ===========    ===========

NET ASSET VALUE PER UNIT       $1,563.746     $1,593.492     $1,483.325     $1,533.906     $1,300.871
                               ===========    ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER
LIMITED AND GENERAL
PARTNER UNIT                   $   (29.75)     $  110.17     $   (70.58)    $   254.04     $   236.77
                               ===========     ==========    ===========    ===========    ===========


                                 See notes to consolidated financial statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

          CONDITION AND RESULTS OF OPERATIONS CAPITAL RESOURCES

   The purpose of the Fund is to trade commodity interests; as such, the Fund does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Fund's use of assets is solely to provide necessary margin, and to pay any losses incurred in connection with its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading manager's activity to minimize the market and credit risks of the Fund. The General Partner also monitors the trading manager's compliance with investment objectives as set forth in the prospectus.

Liquidity

   Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses that could exceed the margin initially committed to such trades.
In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity interest trading operations, the Fund's assets are highly liquid and are expected to remain so. The counterparty for all exchange-traded contracts is ED&F Man International, Inc. For over-the-counter contracts, the counterparty is Barclays Bank.

Results of Operations

   Trading operations posted a loss of $141,000 for the year ended June 30, 1996 as compared to net income of $189,000 in 1995 and $62,000 in 1994. The bullish momentum of the financial markets contributed to Fund profits during the first half of the 1996 fiscal year. However, poor performance throughout the international interest rate sector and the U.S. bond market in the second half of the fiscal year resulted in trading losses which erased the earlier gains. At June 30, 1996 there was no material credit risk exposure exceeding 10% of total assets for either exchange-traded or over-the-counter contracts.

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

ITEM 11.  EXECUTIVE COMPENSATION

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


/s/
CHARLES W. DAGGS, III   Director of Rodman & Renshaw       September 26, 1996
    ---------------------    Futures Management, Inc.,
    Charles W. Daggs, III    General Partner


                          THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP


           Report on AMENDED FORM 10-K for the Fiscal Year ended June 30, 1996



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


50,000 Units of Limited Partnership Interest were available during the initial offering period.  The Fund is closed and not presently selling additional units.



  The accompanying notes are an integral part of the consolidated financial statements.

The Balanced Opportunity Fund
Limited Partnership

Notes to Consolidated Financial Statements

1.  Organization and Significant Accounting Policies
Organization

The Balanced Opportunity Fund Limited Partnership (the "Fund"), an Illinois limited partnership organized in July, 1989, commenced trading on March 23, 1990. All of the Fund's trading will take place through Rodman Asset Allocation Management Limited Partnership (the "Trading Company"), an Illinois limited partnership, of which the Fund will be the sole limited partner. The Fund controls all of the Trading Company's activities through its investment therein. The general partner for the Fund is Rodman & Renshaw Futures Management, Inc. (the "General Partner"). The commodity broker and selling agent is Rodman & Renshaw, Inc. ("Rodman").
Both Rodman and the General Partner are wholly owned subsidiaries of Rodman & Renshaw Capital Group, Inc. The General Partner has retained RXR, Inc. ("RXR") as the trading manager.

Approximately 80 percent of the Fund's assets at the commencement of trading was invested in zero coupon United States Government Treasury Securities ("Stripped Notes") so as to yield (i) $1,000 per unit, plus (ii) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the "Guaranteed Yield Pool"). Due to the interest rate sensitivity of the market value of the Stripped Notes, persons who redeem prior to the dissolution date have no such assured return. As of June 30, 1996 and 1995, the maturity value of the Stripped Notes amounted to $5,162,000 and $6,059,000, respectively. The remainder of the Fund assets were invested in the "Trading Company" in which the Fund is the sole limited partner and possessor of substantially all the beneficial interest.

The two-tier structure of the Fund and the Trading company insulates the Guaranteed Yield Pool against any liability for losses which might be incurred by the Trading Company.
Consequently, the Fund controls all of the substantive activities of the Trading Company and, as such, has consolidated its results for financial reporting purposes.

The consolidated financial statements include the Trading
Company and the Guaranteed Yield Pool (collectively, the
"Fund").

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

Right of Setoff of Certain Amounts

Pursuant to the Trading Company's agreement with its futures clearing broker, all balances placed on deposit with such broker, whether used for trading purposes or not, are available to be used for margin purposes on any exchange and for any contract in which the Trading Company trades. The Trading Company conducts all of its exchange-traded activity through a single account with its futures clearing broker. The Trading Company has similar agreements with a financial institution for its over-the-counter contracts. As a result, the financial statements only present the net asset or liability relating to such trading activities.

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


Unlike trades executed on regulated exchanges which guarantee financial performance, over-the-counter contracts are subject to higher levels of performance and credit risk directly related to the ability of the individual counterparty to meet its contractual obligations. At June 30, 1996 and 1995, the gain on unrealized exchange-traded contracts was $7,327 and $82,797 respectively. At June 30, 1996, the loss on unrealized over-the-counter contracts was $7,211 and at June 30, 1995, the gain on unrealized over-the-counter contracts
was $1,196.   The maturity dates for the unrealized
exchange-traded contracts at June 30, 1996 ranged from July,
1996
through December, 1996. For the unrealized over-the-counter contracts at June 30, 1996, the maturity date was September, 1996.

At June 30, 1996 and 1995, open contracts were:

                                                 Contract or Notional Amount
                                               ---------------------------
                                                    1996             1995

 Exchange-traded financial futures contracts:
    Commitments to purchase                     32,118,395       33,549,027
    Commitments to sell                         17,915,168        7,511,606

 Over-the-counter forward contracts:
    Commitments to purchase                      1,972,226                0
    Commitments to sell                          1,975,244          368,111
 Exchange-traded financial futures contracts:
    Options to purchase                                  0                0
    Options to sell                              1,015,200                0

The contractual amount of these instruments reflect the extent of the Partnership's involvement in the related financial instruments and does not represent the risk of loss due to counterparty non-performance. The Partnership attempts to mitigate the risk of futures trading activities through the use of daily monitoring procedures. The settlement of these transactions is not expected to have a material adverse effect on the statement of financial condition and dependent on market movements, the amounts relating to settlement of the contracts will be reflected in the consolidated statements of operations in the period in which such market activity occurs.
As of June 30, 1996, $230,964 was held in segregation for the Fund in accordance with Commodities Futures Trading Commissions regulations.

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