Form 10-Q/A
period 1996-09-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1997-04-02
CIK 854151

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C. 20549

                           AMENDED FORM 10-Q

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

Trading operations were profitable at $78,000 for the quarter ended September 30, 1996 as compared to a loss of $57,000 for the same period last year, a significant improvement. The Fund benefitted from positions in the international sector. Stable to lower interest rates overseas pushed government bond prices higher. New York crude oil positions also contributed to performance as prices rose on news of tighter than expected supplies. At September 30, 1996 there was no material credit risk exposure exceeding 10% of total assets for either exchange-traded or over-the-counter contracts.

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

