Form 10-Q
period 1997-03-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1997-05-15
CIK 854151

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

/x/ Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 1997 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________


Commission File Number 2-73692


              The Balanced Opportunity Fund Limited Partnership
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Illinois                       36-3655854
-------------------------------------------------------------------------------
     (State or other jurisdiction of           (IRS Employer
     incorporation or organization)         Identification No.)



     c/o Rodman & Renshaw Futures Management, Inc.
     233 South Wacker Drive, Suite 4500
     Chicago, Illinois                        60606
-------------------------------------------------------------------------------
     (Address of principal                 (Zip Code)
     executive offices)


                               (312)  526-2000
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     YES /X/    NO / /



                         Total Pages In This Report - 9

               The Balanced Opportunity Fund Limited Partnership


                                     INDEX
                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements -


     Consolidated Statements of Financial Condition as of
     March 31, 1997 (unaudited) and June 30, 1996                   3


     Consolidated Statements of Operations (unaudited) for the
     three-month and nine-month periods ended March 31, 1997
     and 1996                                                       4

     Consolidated Statements of Changes in Partners' Capital
     for the nine-month period ended March 31, 1997 (unaudited)
     and the year ended June 30, 1996                               5

     Note to Unaudited Consolidated Financial Statements --
     March 31, 1997                                                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        7


Part II - OTHER INFORMATION                                         8

Item 6.  Exhibits and Reports on Form 8-K                           8


SIGNATURES                                                          9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


               THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      MARCH 31,
                                                                        1997         JUNE 30,
                                                                     (UNAUDITED)       1996
                                                                   --------------   ----------
ASSETS

Equity in commodity futures trading accounts:
  Cash                                                               $  779,000      $  568,000
  Net unrealized gain/(loss) on open contracts                          (20,000)
                                                                     ----------      ----------
             Total equity in commodity futures
             trading accounts                                           759,000         568,000

Investment in United States Treasury securities, at cost plus accrued interest which approximates market value
   segregated from trading assets                                     2,922,000

Guaranteed yield pool, at market                                                      4,987,000

Illinois replacement tax receivable                                       1,000           1,000

Other receivables                                                         1,000           1,000
                                                                     ----------     -----------

             Total assets                                            $3,683,000     $ 5,557,000
                                                                     ==========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accrued administrative expenses                                    $   32,000     $    40,000
  Accrued commissions and fees                                           18,000          38,000
                                                                     ----------     -----------

             Total liabilities                                           50,000          78,000
                                                                     ----------     -----------

Partners' capital
  Limited partners (units outstanding: 2,099.9824
                   and 3,392.4502)                                    3,450,000       5,305,000
  General partner (units outstanding:  111.1143)                        183,000         174,000
                                                                     ----------     -----------

             Total partners' capital                                  3,633,000       5,479,000
                                                                     ----------     -----------


TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $3,683,000     $ 5,557,000
                                                                     ==========     ===========

NET ASSET VALUE PER UNIT                                             $ 1,643.21     $  1,563.75
                                                                     ==========     ===========




          See note to the unaudited consolidated financial statements.

               THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          MARCH 31,                   MARCH 31,
                                                       1997      1996           1997            1996
                                                     --------  ---------      --------        --------
REVENUES:

 Trading profit/(loss):
  Realized                                           $182,000  $(223,000)     $359,000        $(17,000)
  Change in unrealized                                (50,000)   (91,000)      (20,000)        (61,000)
 Foreign currency gain/(loss)                          (4,000)     3,000        (3,000)       $(18,000)
                                                     --------  ---------      --------        --------

               Total trading profit and
                foreign currency gain                 128,000   (311,000)      336,000         (96,000)

 Guaranteed yield pool:
  Accrued interest                                    102,000    161,000       498,000         382,000
  Unrealized market value gain/(loss)                 (69,000)   (74,000)     (322,000)        (62,000)
                                                     --------  ---------      --------        --------

               Total guaranteed yield pool
                revenue                                33,000     87,000       176,000         320,000

 Interest income:
  United States Treasury Bills                         21,000                   21,000
  Interest on equity                                              12,000         8,000          31,000
                                                     --------  ---------      --------        --------

               Total interest income                   21,000     12,000        29,000          31,000

               TOTAL REVENUES                         182,000   (212,000)      541,000         255,000
                                                     --------  ---------      --------        --------
EXPENSES:

 Brokerage commissions                                 51,000     70,000       170,000         205,000
 Advisory fees                                         12,000     15,000        40,000          47,000
 Administrative expenses                                7,000     12,000        37,000          34,000
                                                     --------  ---------      --------        --------

               TOTAL EXPENSES                          70,000     97,000       247,000         286,000
                                                     --------  ---------      --------        --------

NET INCOME/(LOSS)                                    $112,000  $(309,000)     $294,000        $(31,000)
                                                     ========  =========      ========        ========

NET INCOME/(LOSS) ALLOCATED TO:
               Limited partners                      $109,000  $(300,000)     $285,000        $(30,000)
                                                     ========  =========      ========        ========

               General partner                       $  3,000  $  (9,000)     $  9,000        $ (1,000)
                                                     ========  =========      ========        ========

NET INCOME/(LOSS) PER UNIT
  OUTSTANDING FOR ENTIRE PERIOD                      $  26.99  $  (83.61)     $  79.46        $ (12.20)
                                                     ========  =========      ========        ========



          See note to the unaudited consolidated financial statements.

              THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL






                     TOTAL UNITS
                     OF PARTNERSHIP  LIMITED           GENERAL
                     INTEREST        PARTNERS          PARTNER          TOTAL
                     --------------  ----------        -----------      -----------
PARTNERS' CAPITAL
 June 30, 1995        4,217.5645     $6,544,000        $    177,000     $ 6,721,000


Redemptions            (714.0000)    (1,150,000)                         (1,150,000)

Net loss                                (89,000)             (3,000)        (92,000)
                     -----------    -----------        ------------     -----------


PARTNERS' CAPITAL
 June 30, 1996        3,503.5645    $ 5,305,000        $    174,000     $ 5,479,000
                     ===========    ===========        ============     ===========


Redemptions          (1,292.4678)    (2,140,000)                         (2,140,000)


Net income                              285,000               9,000         294,000
                     -----------    -----------        ------------     -----------


PARTNERS' CAPITAL
 March 31, 1997
 (unaudited)          2,211.0967    $ 3,450,000            $183,000     $ 3,633,000
                     ===========    ===========        ============     ===========


         See note to the unaudited consolidated financial statements.

THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997



NOTE A - BASIS OF PRESENTATION

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading manager's activity to minimize the market and credit risks of the Fund. The General Partner also monitors the trading manager's compliance with ivnestment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. Redemptions of units during the quarter ended March 31, 1997 reduced the amount of funds available by $2,066,000.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange-traded contracts through March 24, 1997 was ED&F Man International, Inc. and Rand Financial Services, Inc. after that date. For over-the-counter contracts, the counterparty was ED&F Man Capital Inc. through March 24, 1997 and Rand Financial Services, Inc. thereafter. A portion of the Fund's assets have been invested in certain United States treasury obligations. This investment is designed to provide ultimate repayment of the investors' initial contributions. These securities are not used for trading purposes.

Results of Operations

Given the volatility of the markets in which the Partnership trades, its quarterly results could fluctuate significantly and are not indicative of the expected results for the fiscal year.

In the three month and nine month periods ending March 31, 1997, the Fund experienced trading profits of $128,000 and $336,000 respectively compared to losses during the same periods in 1996. Throughout the nine months ended March 31, 1997, the Fund profited from its positions in the international sector where it especially benefitted from the US Dollar's strength against most world currencies during the first two months of 1997. The loss from its currency positions in March, 1997 were offset by its fixed income and bond positions reflecting the higher prevailing rates. The Fund's energy positions were profitable during the first nine months of the fiscal year except for a short setback in January. January also saw a significant loss in the Fund's soybean positions which were adversely affected by the USDA's production estimates.
At March 31, 1997 there were no material credit risk exposure exceeding 10% total assets for either exchange-traded or over-the-counter contracts.

During the nine-month period ended March 31, 1997, the Fund sold zero coupon United States Treasury securities in order to pay redemptions and maintain an approximate ratio of 20% trading assets to 80% Guaranteed Yield Pool. This resulted in lower revenues from the Guaranteed Yield Pool as compared with both the quarter and nine month periods a year ago. In February, 1997 the zero coupon United States Treasury securities held by the Fund matured and United States Treasury Bills were purchased as an interim interest-bearing instrument pending the purchase of additional zero coupon United States Treasury securities. With this maturity investors were offered a special redemption date in accordance with the prospectus.

Brokerage commissions and advisory fees, which are based on the net assets of the Fund, declined as a direct result of redemptions.



PART II.  OTHER INFORMATION

ITEM 6.   REPORTS ON FORM 8-K


No reports were filed on Form 8-K during the three months ended March 31, 1997.

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


               The Balanced Opportunity Fund Limited Partnership
               -------------------------------------------------
                                  (Registrant)

BY: Rodman & Renshaw Futures Management, Inc., General Partner




BY:
       ----------------------------
       F. L. Kirby
       President and a Director

Date:  May 13, 1997




BY:
       ----------------------------
       Thomas G. Pinou
       Treasurer and a Director

Date:  May 13, 1997