Form 10-K
period 1997-06-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1997-09-29
CIK 854151

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED JUNE 30, 1997

         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _________ to _________


Commission file number 2-73692

              THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
---        (Exact name of Registrant as specified in its charter)

          Illinois                                36-3655854
--------------------------------         ----------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

233 South Wacker Drive, Suite 4500, Chicago, Illinois              60606
-----------------------------------------------------            --------
Address of principal executive offices                           Zip Code

Registrant's telephone number,     (312) 526-2000
                                --------------------

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

YES [X]   NO [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

     As of June 30, 1997, there were 2,078.9663 Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

** Exhibit 1  June 30, 1997 Audited Financial Statement

                       TOTAL PAGES IN THIS REPORT   24
                                                  ------

                                    PART I

ITEM 1.    BUSINESS

     The Balanced Opportunity Fund Limited Partnership (the "Fund" or the "Partnership"), an Illinois limited partnership organized in July 1989, commenced trading on March 23, 1990. The Fund conducts speculative trading of commodity interests. The general partner of the Fund is Rodman & Renshaw Futures Management, Inc. (the "General Partner"). Rodman & Renshaw, Inc. ("Rodman"), an affiliate of the General Partner, is the Partnership's commodity broker and selling agent. Rodman and the General Partner are wholly owned subsidiaries of Rodman & Renshaw Capital Group, Inc. The General Partner has retained RXR, Inc. ("RXR") as the Trading Manager.

     Approximately 80 percent of the Fund's assets at the commencement of trading was invested in zero coupon United States Government Treasury securities ("Stripped Notes") so as to yield (i) $1,000 per unit, plus (ii) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the "Guaranteed Yield Pool"). Due to the interest rate sensitivity of the market value of the Stripped Notes, persons who redeem prior to the end of the approximate six and one-half year period noted above have no such assured return. The Guaranteed Yield Pool note matured in February 1997 and in accordance with the Fund's limited partnership agreement a special redemption at the Fund's net asset market value was offered to investors on February 28, 1997. A new Stripped Note was purchased after the special redemption offer expired. As of June 30, 1997 and 1996, the maturity value of the Stripped Notes amounted to $3,900,000 and $5,162,000 respectively. The remainder of the Fund assets were invested in the Trading Company, in which the Fund is the sole limited partner and possessor of substantially all of the beneficial interest.

     The two tier structure of the Fund and the Trading Company insulates the Guaranteed Yield Pool against any liability for losses which might be incurred by the Trading Company.

     The Fund will terminate on December 31, 2009.

     The consolidated financial statements include the Trading Company and the Guaranteed Yield Pool (collectively, the "Fund" or the "Partnership").

     Since July, 1995, the Partnership's broker has utilized an unrelated clearing broker for clearing activities related to its commodity trading. Margin requirements are satisfied by cash on deposit with such clearing broker in segregated interest bearing accounts.

     The Trading Company pays Rodman an annual brokerage fee which is equal to an annual rate of four percent of the average month-end net assets as a whole, as defined, during the year. Transaction fees and costs are accrued on a round-turn basis.


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

Regulation

     Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association (the "NFA"), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors", "commodity pool operators", "futures commission merchants", "introducing brokers", and their respective associated persons and "floor brokers". The Act requires "commodity pool operators", such as the General Partner, "commodity trading advisors", such as the Trading Manager, and "commodity brokers" or "futures commission merchants", such as Rodman, to be registered and to comply with various reporting and record keeping requirements. The General Partner, the Trading Manager and Rodman are all members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the General Partner's registration as a commodity pool operator or the Trading Manager's registration as a commodity trading advisor were terminated or suspended, the General Partner and the Trading Manager, respectively, would be unable to continue to manage the business of the Fund. Should the General Partner's registration be suspended, termination of the Fund might result. The Act also requires Rodman, in its capacity as a commodity broker, to be registered as a "futures commission merchant".

     As members of the NFA, the General Partner, the Trading Manager and Rodman are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self regulatory body of the futures industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals which do not comply with such standards.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the quarter ending June 30, 1997 to a vote of the holders of units of limited partnership interest ("Units") through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     There is no established public trading market for the Units, nor will one develop. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of June 30, 1997, a total of 2,078.9663 Units were outstanding held by 166 Unit Holders, including
111.1143 Units of General Partnership interest.

     The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit Holders. The General Partner has not made any distributions as of the date hereof.

ITEM 6.    SELECTED FINANCIAL DATA

     On the following page is a summary of selected consolidated financial data for the Partnership for the fiscal years ended June 30, 1997, 1996, 1995, 1994, and 1993.

               THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                            SELECTED FINANCIAL DATA

                                        June 30         June 30        June 30        June 30        June 30
                                          1997            1996          1995           1994           1993
REVENUES:

Trading profit (loss)
 Realized                              $  335,000     $  (42,000)    $  576,000     $( 201,000)    $1,124,000
 Unrealized                               100,000        (84,000)      (387,000)       264,000        (11,000)
 Foreign currency gain (loss)                            (15,000)                       (1,000)         1,000
                                       ----------     ----------     ----------     ----------     ----------
   Total trading profit and
   foreign currency gain                  435,000       (141,000)       189,000         62,000      1,114,000
                                       ----------     ----------     ----------     ----------     ----------
Guaranteed Yield Pool:
 Accrued interest                          37,000        568,000        467,000        543,000        540,000
 Unrealized market value
   gain (loss)                             54,000       (168,000)        50,000       (391,000)       467,000
                                                      ----------     ----------     ----------     ----------
 Interest received                        497,000
 Realized loss                           (322,000)
   Total guaranteed yield              ----------
      pool revenue                        266,000        400,000        517,000        152,000      1,007,000
                                       ----------     ----------     ----------     ----------     ----------
Interest income                            45,000         35,000         33,000         18,000         28,000
Illinois replace tax refund                                               6,000
                                       ----------     ----------     ----------     ----------     ----------
   Total revenues                         746,000        294,000        745,000        232,000      2,149,000


EXPENSES:

 Commissions and fees                     205,000        261,000        205,000        427,000        397,000
 Consulting fees                           49,000         61,000         66,000         82,000        104,000
 Incentive fees                                                                                        62,000
 Administrative expenses                   54,000         64,000         68,000         73,000         78,000
                                       ----------     ----------     ----------     ----------     ----------
   Total expenses                         308,000        368,000        339,000        582,000        641,000
                                       ----------     ----------     ----------     ----------     ----------
NET INCOME (LOSS)                         438,000     $  (92,000)    $  406,000     $ (350,000)    $1,508,000
                                       ==========     ==========     ==========     ==========     ==========

TOTAL ASSETS                           $3,605,000     $5,557,000     $6,772,000     $7,593,000     $8,959,000
                                       ----------     ==========     ==========     ==========     ==========
TOTAL LIABILITIES                      $   44,000     $   78,000     $   51,000     $   33,000     $   40,000
                                       ----------     ----------     ----------     ----------     ----------
PARTNERS' CAPITAL:
 Limited partners (1,967.852,
   3,392.4502, 4,106.4502,
   4,985.7857, and 5,628.7807
   units outstanding in 1997,
   1996, 1995, 1994, and 1993
   respectively)                       $3,371,000     $5,305,000     $6,544,000     $7,395,000     $8,746,000

 General partner
   (111.1143 units)                       190,000        174,000        177,000        165,000        173,000
                                       ----------     ----------     ----------     ----------     ----------
TOTAL PARTNERS' CAPITAL                $3,561,000     $5,479,000     $6,721,000     $7,560,000     $8,919,000
                                       ----------     ----------     ----------     ----------     ----------
TOTAL LIABILITIES AND
 PARTNERS' CAPITAL                     $3,605,000     $5,557,000     $6,772,000     $7,593,000     $8,959,000
                                       ----------     ==========     ==========     ==========     ==========
NET ASSET VALUE PER UNIT               $1,712.760     $1,563.746     $1,593.492     $1,483.325     $1,533.906
                                       ==========     ==========     ==========     ==========     ==========



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

Results of Operations

     Trading operations posted a gain/loss of $435,000 for the year ended June 30, 1997, as compared to a net loss of $141,000 in 1996 and a net gain of $189,000 in 1995. The bullish momentum of the equity and bond markets as well as the strengthening of the U.S. Dollar vs. most major foreign currencies contributed significantly to Fund profits. Uncertainty over interest rate direction and a subsequent raise in interest rates diminished these gains modestly, however the Fund still faired relatively well due to its global diversification

     Higher valuations in the U.S. bond market created an unrealized gain in fiscal 1997 of $54,000 in the guaranteed yield pool. This is compared to an unrealized loss of $168,000 in 1996 and a gain of $50,000 in 1995.

     The Guaranteed Yield Pool note matured in February 1997, resulting in a realized loss of $322,000 for fiscal year 1997.

an aggregate redemption value of $2,356,000, $1,150,000 and $1,245,000, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is submitted as a separate section of this report. (See Index on page number 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended June 30, 1997 and 1996.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Fund has no directors or executive officers. The Fund is managed by the General Partner. There are no employees of the Fund.

     The Fund's General Partner is Rodman & Renshaw Futures Management, Inc., a Delaware corporation. The General Partner is a wholly-owned subsidiary of Rodman & Renshaw Capital Group, Inc. The address of the General Partner is 233 South Wacker Drive, Suite 4500, Chicago, Illinois 60606. The telephone number is (312) 526-2000.

     The principals of the General Partner are as follows:

     Francis Leo Kirby, age 52, has been President and a Director of the General Partner since January 31, 1997, and Executive Vice President and a Director of Rodman since June 24, 1994. Mr. Kirby was Senior Vice President of Oppenheimer & Co., Inc., a financial services firm, from May 1993 to June 1994. Prior to joining Oppenheimer & Co., Inc., Mr. Kirby was an Executive Vice President and Director of Rodman from 1981 to 1993.

     Thomas G. Pinou, age 37, has served as Treasurer and a Director of the General Partner since January 31, 1997 and Associate Director of Accounting - Division Controller of Rodman since August 12, 1996. Prior to joining Rodman, Mr. Pinou was Vice President of Firm Trading for Yamaichi International, Inc. from June 1994 to May 1996. Before that, Mr. Pinou was Assistant Treasurer of Equity Trading Division for Bankers Trust Securities from September 1991 to June 1994.



ITEM 11.   EXECUTIVE COMPENSATION

     The Fund is managed by its General Partner. Neither the General Partner nor its executives or employees receive direct compensation from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or the General Partner.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of June 30, 1997, (a) there were 166 partners in The Balanced Opportunity Fund Limited Partnership, of which one partner, Baptist Medical System, with 250 units, was known to be the beneficial owner of more than five percent of the units of limited partnership interest, (b) the General Partner, Rodman & Renshaw Futures Management, Inc., was the beneficial owner of approximately 5.34% of the Fund, and (c) there were no arrangements, known to the Fund, the operation of which may on a subsequent date result in a change in control of the Fund.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Refer to Item 11.

     The Fund pays the following compensation to the firms that provide services to it:

     The brokerage rate paid by the Fund is approximately $50 per contract on a round-turn basis adjusted to equal 4% of the Net Assets of the Fund annually. For the fiscal year ended June 30, 1997, the Fund paid Rodman, an affiliated Futures Commission Merchant of the General Partner, $205,000 in brokerage commissions and fees. In July, 1995, the Fund began to utilize an unrelated clearing broker for clearing activities related to its commodity trading.

     RXR, Inc. acts as the Fund's commodity trading manager. During the fiscal year ended June 30, 1997, no incentive fees were paid.

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

               3.1 Limited Partnership Agreement

           (10) Material Contracts

                10.1 Form of Brokerage Agreement between the Partnership and Rodman & Renshaw, Inc.

                10.2  Advisory Contract between the Partnership and RXR, Inc.

   (b) Reports on Form 8-K

                No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP



By:  ________________________________________
     Francis Leo Kirby
     President of Rodman & Renshaw Futures  Management, Inc.,
     General Partner
     Date:   September 26, 1997







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                    Title                              Date
---------------              -----                              ----

                             President and a Director of     September 26, 1997
------------------------     Rodman & Renshaw Futures
Francis Leo Kirby            Management, Inc., General Partner


                             Treasurer and a Director of     September 26, 1997
------------------------     Rodman & Renshaw Futures
Thomas G. Pinou              Management, Inc., General Partner

              THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP


         Report on FORM 10-K for the Fiscal Year ended June 30, 1997


                   FINANCIAL STATEMENTS AND SCHEDULE INDEX



                                                          Sequential Page
                                                          ---------------

Independent Auditors' Reports............................        14


Statements of Financial Condition as of
June 30, 1997 and 1996 ..................................        15


Statements of Operations for the Years ended
June 30, 1997, 1996, and 1995............................        16


Statements of Changes in Partners' Capital
for the years ended June 30, 1997, 1996, and 1995........        17


Notes to Financial Statements............................        18

                      [LETTERHEAD OF COOPERS & LYBRAND]


INDEPENDENT AUDITOR'S REPORT



The Partners of The Balanced Opportunity
 Fund Limited Partnership

We have audited the accompanying consolidated statements of financial condition of The Balanced Opportunity Fund Limited Partnership (the "Partnership") as of June 30, 1997 and 1996, and the related consolidated statements of operations and changes in partners' capital for the years ended June 30, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Balanced Opportunity Fund Limited Partnership as of June 30, 1997 and 1996, and the results of its operations for the years ended June 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

Chicago, Illinois
September 22, 1997

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1997 and 1996

                                 ASSETS                                              1997                1996
Equity in commodity futures trading accounts:
   Cash                                                                           $  714,000         $  568,000
   Net unrealized gain on open contracts                                             103,000             -
                                                                                  ----------         ----------
         Total equity in commodity futures trading accounts                          817,000            568,000
                                                                                  ----------         ----------
   Guaranteed yield pool - at market                                               2,783,000          4,987,000

   Illinois replacement tax receivable                                                 1,000              1,000

   Interest receivable                                                                 2,000             -

   Other receivables                                                                   2,000              1,000
                                                                                  ----------         ----------
         Total assets                                                             $3,605,000         $5,557,000
                                                                                  ==========         ==========

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued administrative expenses                                                $   20,000         $   40,000
   Accrued commissions and fees                                                       24,000             38,000
                                                                                  ----------         ----------
         Total liabilities                                                            44,000             78,000
                                                                                  ----------         ----------
Partners' capital:
   Limited partners (units outstanding:
     1997 - 1,967.8520; 1996 - 3,392.4502)                                         3,371,000          5,305,000
   General partner (units outstanding: 111.1143)                                     190,000            174,000
                                                                                  ----------         ----------
         Total partners' capital                                                   3,561,000          5,479,000
                                                                                  ----------         ----------
         Total liabilities and partners' capital                                  $3,605,000         $5,557,000
                                                                                  ==========         ==========
Net asset value per unit                                                          $1,712.760         $1,563.746
                                                                                  ==========         ==========








The accompanying notes are an integral part of the consolidated financial statements.

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 1997, 1996 and 1995

                                                                    1997                1996           1995
Revenues:
  Trading profit (loss):
    Realized                                                    $  335,000           $  (42,000)     $ 576,000
    Unrealized                                                     100,000              (99,000)      (387,000)
                                                                ----------           ----------      ---------
           Total trading profit and foreign
                 currency gain (loss)                              435,000             (141,000)       189,000
                                                                ----------           ----------      ---------
Guaranteed yield pool:
  Accrued interest                                                  37,000              568,000        467,000
  Interest received                                                497,000               -              -
  Unrealized market value gain (loss)                               54,000             (168,000)        50,000
  Realized loss                                                   (322,000)              -              -
                                                                ----------           ----------      ---------
           Total guaranteed yield pool revenue                     266,000              400,000        517,000
                                                                ----------           ----------      ---------
  Interest income                                                   45,000               35,000         33,000
  Illinois replacement tax refund                                    -                   -               6,000
                                                                ----------           ----------      ---------
           Total revenues                                          746,000              294,000        745,000
                                                                ----------           ----------      ---------
Expenses:
  Brokerage commissions and fees                                   205,000              261,000        205,000
  Consulting fees                                                   49,000               61,000         66,000
  Administrative expenses                                           54,000               64,000         68,000
                                                                ----------           ----------      ---------
           Total expenses                                          308,000              386,000        339,000
                                                                ----------           ----------      ---------
           Net income (loss)                                    $  438,000           $  (92,000)     $ 406,000
                                                                ==========           ==========      =========
Net income (loss) allocated to:
  General partner                                               $   16,000           $   (3,000)     $  12,000
                                                                ==========           ==========      =========
  Limited partners                                              $  422,000           $  (89,000)     $ 394,000
                                                                ==========           ==========      =========
Net income (loss) per limited partnership
   unit outstanding for entire period                           $  149.01            $   (29.75)     $  110.17
                                                                ==========           ==========      =========

        The accompanying notes are an integral part of the consolidated financial statements.

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL for the years ended June 30, 1997, 1996 and 1995



                                             TOTAL
                                           UNITS OF
                                         PARTNERSHIP               LIMITED                 GENERAL
                                           INTEREST                PARTNERS                PARTNER                TOTAL

 Partners' capital, June 30, 1994         5,096.9000              $7,395,000               $165,000             $7,560,000

  Redemptions                              (879.3355)             (1,245,000)                     -             (1,245,000)

  Net income                                   -                     394,000                 12,000                406,000
                                         -----------              ----------            -----------           ------------
 Partners' capital, June 30, 1995         4,217.5645               6,544,000                177,000              6,721,000

  Redemptions                              (714.0000)             (1,150,000)                                   (1,150,000)

  Net loss                                                           (89,000)                (3,000)               (92,000)
                                         -----------              ----------            -----------           ------------
 Partners' capital, June 30, 1996         3,503.5645               5,305,000                174,000              5,479,000

  Redemptions                            (1,424.5982)             (2,356,000)                   -               (2,356,000)

  Net income                                   -                     422,000                 16,000                438,000
                                         -----------              ----------            -----------           ------------
 Partners' capital, June 30, 1997         2,078.9663              $3,371,000               $190,000             $3,561,000
                                         ===========              ==========            ===========           ============

50,000 units of limited partnership interest were available during the initial offering period. The Fund is closed and not presently selling additional units.


  The accompanying notes are an integral part of the consolidated financial statements.

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     The Balanced Opportunity Fund Limited Partnership (the "Fund" or the "Partnership"), an Illinois limited partnership organized in July, 1989, commenced trading on March 23, 1990. All of the Fund's trading takes place through Rodman Asset Allocation Management Limited Partnership (the "Trading Company"), an Illinois limited partnership, of which the Fund is the sole limited partner. The Fund controls all of the Trading Company's activities through its investment therein. The general partner for the Fund is Rodman & Renshaw Futures Management, Inc. (the "General Partner"). The commodity broker and selling agent is Rodman & Renshaw, Inc. ("Rodman"). Both Rodman and the General Partner are wholly owned subsidiaries of Rodman & Renshaw Capital Group, Inc. The General Partner has retained RXR, Inc. ("RXR") as the trading manager.

     Approximately 80 percent of the Fund's assets at the commencement of trading was invested in zero coupon United States Government Treasury Securities ("Stripped Notes") so as to yield (i) $1,000 per unit, plus
     (ii) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the "Guaranteed Yield Pool"). Due to the interest rate sensitivity of the market value of the Stripped Notes, persons who redeem prior to the dissolution date have no such assured return. The Guaranteed Yield Pool note matured in February 1997 and in accordance with the Fund's limited partnership agreement a special redemption at the Fund's net asset market value was offered to investors on February 28, 1997. A new Stripped Note was purchased after the special redemption offer expired. As of June 30, 1997 and 1996, the maturity value of the Stripped Notes amounted to $3,900,000 and $5,162,000, respectively. The remainder of the Fund assets were invested in the Trading Company, in which the Fund is the sole limited partner and possessor of substantially all the beneficial interest.

     The two-tier structure of the Fund and the Trading Company insulates the Guaranteed Yield Pool against any liability for losses which might be incurred by the Trading Company. Consequently, the Fund controls all of the substantive activities of the Trading Company and, as such, has consolidated its results for financial reporting purposes.

     The consolidated financial statements include the Trading Company and the Guaranteed Yield Pool (collectively, the "Fund" or the "Partnership").

     The Fund has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, "Statements of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

     The Fund will terminate on December 31, 2009.

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

     ALLOCATION OF PROFITS AND LOSSES

     All the profits and losses, income and expenses relating to the operation of the Fund and the Trading Company are allocated to each limited partner and the General Partner based on the monthly increase or decrease in their respective net asset value per unit, as defined.

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

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     INCOME TAXES

     No provision for Federal income taxes has been made in the accompanying financial statements, as the partners are individually responsible for reporting income or loss based upon their respective shares of the Partnership's income and expenses for income tax purposes. At June 30, 1997, the Partnership has available state net operating loss carryforwards available to offset future state taxable income of $69,000.

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

     RIGHT OF SETOFF OF CERTAIN AMOUNTS

     Pursuant to the Trading Company's agreement with its futures clearing broker, all balances placed on deposit with such broker, whether used for trading purposes or not, are available to be used for margin purposes on any exchange and for any contract in which the Trading Company trades. The Trading Company conducts all of its exchange-traded activity through a single account with its futures clearing broker. The Trading Company cleared all of its activity through an unrelated clearing broker during fiscal 1996 and through April 1997. Effective during April 1997, the Trading Company commenced clearing its activities through a different unrelated clearing broker. The Trading Company has similar agreements with a financial institution for its over-the-counter contracts. As a result, the consolidated financial statements only present the net asset or liability relating to such trading activities.

2.   RELATED PARTY TRANSACTIONS

     The Partnership pays Rodman .333 of 1% (a 4% annual rate) of the Partnership's month-end assets for brokerage and other services. Furthermore, the Partnership pays all execution and exchange fees. For the periods ended June 30, 1997, 1996 and 1995, brokerage commission and fee expenses totaled $205,000, $261,000 and $205,000, respectively. At June 30, 1997 and 1996; brokerage commissions payable to Rodman totaled $24,000 and $38,000, respectively.

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     During its 1996 fiscal year, the Partnership adopted SEAS No. 107 entitled "Disclosure about Fair Value of Financial Instruments". The Partnership believes that the carrying value of its financial instruments is a reasonable estimate of fair value. Equity in commodity futures trading accounts and the guaranteed yield pool are recorded at market using market quotations from the Partnership's futures broker. The fair value of all other financial instruments reflected in the statement of financial condition (primarily other receivables and accrued expenses) approximate the recorded value due to their short-term nature.

5.   NET INCOME (LOSS) PER PARTNERSHIP UNIT

     The net income (loss) per limited partnership unit outstanding for the entire period is the difference between the net asset value per unit at the beginning and end of the period.

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

     During its 1997 and 1996 fiscal years, the Partnership's broker, Rodman, utilized an unrelated clearing broker for all execution and clearing activities related to the Partnership's commodity trading. Margin requirements are satisfied by cash on deposit with such clearing broker in segregated and non-segregated interest bearing accounts. At June 30, 1997 and 1996, all of the equity in commodity futures trading accounts reflected on the statements of financial condition is due principally from the respective unrelated clearing broker, each of whom are members of nationally recognized futures exchanges. In the event that a clearing broker becomes insolvent, recovery of segregated funds may be limited to a pro rata share of all customer segregated funds available. In such an instance, the Partnership could incur losses to the extent that the recovered amount is less than the total cash and other property deposited with the respective clearing broker.

     The Partnership conducts its trading with its futures commission merchant on commodity futures exchanges that are located in Chicago, New York, London, Paris, Singapore, Sydney and other major financial markets. The General Partner monitors the credit standing of its futures commission merchant with whom it conducts business.

     The Partnership also engages in trading of forward delivery foreign currency contracts. Trading in such contracts is done through a New York Branch of a major European bank and involves a variety of cross-currency forward positions in the major European and Far East currencies.

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CONTINUED

     At June 30, 1997 and 1996, open contracts were:

                                              CONTRACT OR NOTIONAL AMOUNT
                                              ----------------------------
                                                  1997            1996
Financial futures and forward contracts:      $ 39,572,000    $ 34,091,000
  Commitments to purchase                        8,881,000      19,890,000
  Commitments to sell

Options written:
  Exchange traded options on futures                -            1,015,000


The contractual amount of these instruments reflect the extent of the Partnership's involvement in the related financial instruments and does not represent the risk of loss due to counterparty non-performance. The Partnership attempts to mitigate the risk of futures and forwards trading activities through the use of daily monitoring procedures. The settlement of these transactions is not expected to have a material adverse effect on the statement of financial condition.

7.   TRADING ACTIVITIES

     The results of the trading activities, net of brokerage commissions, are summarized by those categories of financial instruments in the following table. Net trading income is included separately in the statement of operations.

                                      1997         1996
Futures contracts                   $343,000    $(327,000)
Option contracts                    (157,000)     (25,000)
Forward contracts                     44,000      (50,000)
                                    --------    ---------
                                    $230,000    $(402,000)
                                    ========    =========

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.   TRADING ACTIVITIES, CONTINUED

     For derivatives held for trading purposes (which constitute all derivatives held by the Partnership), the market value at June 30, 1997 and 1996 and the average market value (calculated on a monthly basis) for the years then ended are as follows:

                              JUNE 30, 1997           MONTHLY AVERAGE FOR 1997
                        ------------------------   -----------------------------
                          ASSET      LIABILITY          ASSET       LIABILITY
Futures                 $ 107,000   $   (1,000)    $   131,000      $   (8,000)
Forwards                   -            (2,000)         17,000         (10,000)
Options                    -             -               2,000         (16,000)

                              JUNE 30, 1996          MONTHLY AVERAGE FOR 1996
                        ------------------------   -----------------------------
                          ASSET      LIABILITY          ASSET       LIABILITY

Futures                 $  27,000   $    -         $    72,000      $  -
Forwards                    -           (6,000)         -             (21,000)
Options                     -          (20,000)         -              (3,000)


8.   SUBSEQUENT EVENT

     As of September 22, 1997, limited partners redeemed partnership units with a net asset value totaling approximately $387,000.