Form 10-Q
period 1997-09-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1997-11-13
CIK 854151

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

[X]      Quarterly report pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934

For the Quarterly period ended September 30, 1997 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ___________ to ____________


Commission File Number 2-73692


                The Balanced Opportunity Fund Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Illinois                                            36-3655854
--------------------------------------------------------------------------------
  (State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                            Identification No.)



   c/o Rodman & Renshaw Futures Management, Inc.
   233 South Wacker Drive, Suite 4500
   Chicago, Illinois                                      60606
--------------------------------------------------------------------------------
      (Address of principal                            (Zip Code)
         executive offices)


                                (312)  526-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


                                     INDEX

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements -

  Consolidated Statements of Financial Condition as of
  September 30, 1997 (unaudited) and June 30, 1997                         3

  Consolidated Statements of Operations (unaudited) for the
  three-month periods ended September 30, 1997 and 1996                    4

  Consolidated Statements of Changes in Partners' Capital for the
  three-month period ended September 30, 1997 (unaudited) and the
  year ended June 30, 1997                                                 5

  Note to Unaudited Consolidated Financial Statements --
  September 30, 1997                                                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7


Part II - OTHER INFORMATION                                                8

Item 6.  Exhibits and Reports on Form 8-K                                  8


SIGNATURES                                                                 9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                              SEPTEMBER 30,
                                                                  1997                JUNE 30,
                                                               (UNAUDITED)              1997
                                                              --------------         ---------
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                         $  826,000           $  714,000
   Net unrealized gain/(loss) on open contracts                      3,000              103,000
                                                                ----------           ----------


          Total equity in commodity futures
          trading accounts                                         829,000              817,000

Guaranteed yield pool, at market                                 2,880,000            2,783,000

Cash at Bank                                                         4,000

Illinois replacement tax receivable                                                       1,000

Other receivables                                                    2,000                4,000
                                                                ----------           ----------


          Total assets                                          $3,715,000           $3,605,000
                                                                ==========           ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued administrative expenses                              $   18,000           $   20,000
   Accrued commissions and fees                                     46,000               24,000
                                                                ----------           ----------

          Total liabilities                                         64,000               44,000
                                                                ----------           ----------


Partners' capital
   Limited partners (units outstanding: 1,887.8520
                   and 1,967.8520)                               3,448,000            3,371,000
   General partner (units outstanding:  111.1143)                  203,000              190,000
                                                                ----------           ----------

          Total partners' capital                                3,651,000            3,561,000
                                                                ----------           ----------


TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $3,715,000           $3,605,000
                                                                ==========           ==========


NET ASSET VALUE PER UNIT                                        $ 1,826.35           $ 1,712.76
                                                                ==========           ==========



          See note to the unaudited consolidated financial statements.

               THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  1997                  1996
                                                                  ----                  ----
REVENUES:
   Trading profit/(loss):
      Realized                                                  $292,000             $ (14,000)
      Change in unrealized                                      (100,000)               91,000
   Foreign currency gain/(loss)                                   (2,000)                1,000
                                                                ---------            ---------

          Total trading profit and
             foreign currency gain                               190,000                78,000

   Guaranteed yield pool:
      Accrued interest                                            46,000               196,000
      Unrealized market value gain/(loss)                         53,000              (121,000)
                                                                ---------            ----------

          Total guaranteed yield pool
             revenue                                              99,000                75,000

   Interest on equity                                              9,000                 3,000
                                                                --------             ---------

               TOTAL REVENUES                                    298,000               156,000
                                                                --------             ---------

EXPENSES:

   Brokerage commissions                                          37,000                60,000
   Advisory fees                                                   9,000                14,000
   Administrative expenses                                        25,000                15,000
                                                                --------             ---------
          TOTAL EXPENSES                                          71,000                89,000
                                                                --------             ---------

NET INCOME/(LOSS)                                               $227,000             $  67,000
                                                                ========             =========

NET INCOME/(LOSS) ALLOCATED TO:
          Limited partners                                      $214,000             $  65,000
                                                                ========             =========
          General partner                                       $ 13,000             $   2,000
                                                                ========             =========

NET INCOME/(LOSS) PER UNIT
   OUTSTANDING FOR ENTIRE PERIOD                                $ 113.59             $   19.35
                                                                ========             =========

          See note to the unaudited consolidated financial statements.

               THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL





                             TOTAL UNITS
                             OF PARTNERSHIP    LIMITED           GENERAL
                             INTEREST          PARTNERS          PARTNER        TOTAL
                             --------------    -----------       --------       -----------

PARTNERS' CAPITAL
     June 30, 1996             3,503.5645       $ 5,305,000      $    174,000    $ 5,479,000


Redemptions                   (1,424.5982)       (2,356,000)                      (2,356,000)


Net income/(loss)                                   422,000            16,000        438,000
                              -----------       -----------      ------------    -----------


PARTNERS' CAPITAL
     June 30, 1997             2,078.9663       $ 3,371,000      $    190,000    $ 3,561,000
                              ===========       ===========      ============    ===========


Redemptions                      (80.0000)         (137,000)                        (137,000)


Net income                                          214,000            13,000        227,000
                              -----------       -----------      ------------    -----------


PARTNERS' CAPITAL
     September 30, 1997
     (unaudited)               1,998.9663       $ 3,448,000      $    203,000    $ 3,651,000
                              ===========       ===========      ============    ===========




          See note to the unaudited consolidated financial statements.

THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997



NOTE A - BASIS OF PRESENTATION

The unaudited consolidated financial statements of The Balanced Opportunity Fund Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading manager's activity to minimize the market and credit risks of the Fund. The General Partner also monitors the trading manager's compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. Redemptions of units during the quarter ended September 30, 1997 reduced the amount of funds available by $137,000.

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

The Fund experienced trading profits of $190,000 for the quarter ended September 30, 1997 versus a gain of $78,000 during the same period in 1996. The Fund commenced 1997's third quarter in strong fashion by posting the portfolio's highest monthly return in July, 1997 since the Fund's inception. These gains were, in part, due to the profitability of the U.S. equity and fixed income sectors as a result of continued strength in the economy. In addition, a strong U.S. dollar vs. most of the world's major foreign currencies added to the Fund's performance. The Fund relinquished some of its earlier gains towards the middle of the quarter mainly due to an abrupt reversal of the U.S. equity and bond markets. Finally, with moderate growth and controlled inflation as its backdrop, the Fund rallied again with the U.S. capital markets, capping off a relatively strong third quarter.

Total guaranteed yield pool revenue was $99,000 and $75,000 for the quarters ended September 30, 1997 and 1996, respectively.

At September 30, 1997 there were no material credit risk exposure exceeding 10% total assets for either exchange-traded or over-the-counter contracts.


Brokerage commissions and advisory fees, which are based on the net assets of the Fund, declined as a direct result of redemptions.


PART II.   OTHER INFORMATION

ITEM 6.    REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the three months ended September 30, 1997.

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


              The Balanced Opportunity Fund Limited Partnership
              -------------------------------------------------
                                 (Registrant)

BY:   Rodman & Renshaw Futures Management, Inc., General Partner




BY:
       -----------------------------------
       F. L. Kirby
       President and a Director

Date:  November 10, 1997




BY:
       -----------------------------------
       Thomas G. Pinou
       Treasurer and a Director

Date:  November 10, 1997