Form 10-Q
period 1997-12-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1998-02-11
CIK 854151

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended December 31, 1997 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                              -------------   --------------

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

                                                     YES /X/  NO / /



                       Total Pages In This Report - 9

              The Balanced Opportunity Fund Limited Partnership
              -------------------------------------------------


                                    INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements -


 Consolidated Statements of Financial Condition as of
 December 31, 1997 (unaudited) and June 30, 1997                             3

 Consolidated Statements of Operations (unaudited) for the
 three-month and six-month periods ended December 31, 1997
 and 1996                                                                    4

 Consolidated Statements of Changes in Partners' Capital for the
 six-month period ended December 31, 1997 (unaudited) and the
 year ended June 30, 1997                                                    5


 Note to Unaudited Consolidated Financial Statements --
 December 31, 1997                                                           6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

Part II - OTHER INFORMATION                                                  8

Item 6.  Exhibits and Reports on Form 8-K                                    8

SIGNATURES                                                                   9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                   DECEMBER 31,
                                                      1997            JUNE 30,
                                                   (UNAUDITED)          1997
                                                  ------------        -------

ASSETS

Equity in commodity futures trading accounts:
   Cash                                           $  754,000          $  714,000
   Net unrealized gain/(loss) on open contracts       12,000             103,000
                                                  ----------          ----------

          Total equity in commodity futures
          trading accounts                           766,000             817,000

Guaranteed yield pool, at market                   2,655,000           2,783,000


Illinois replacement tax receivable                                        1,000

Other receivables                                      2,000               4,000
                                                  ----------          ----------

          Total assets                            $3,423,000          $3,605,000
                                                  ==========          ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued administrative expenses                $   23,000          $   20,000
   Accrued commissions and fees                       25,000              24,000
                                                  ----------          ----------

          Total liabilities                           48,000              44,000
                                                  ----------          ----------

Partners' capital
   Limited partners (units outstanding: 1,732.8520
                     and 1,967.8520)               3,172,000           3,371,000
   General partner (units outstanding:  111.1143)    203,000             190,000
                                                  ----------          ----------

          Total partners' capital                  3,375,000           3,561,000
                                                  ----------          ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL           $3,423,000          $3,605,000
                                                  ==========          ==========

NET ASSET VALUE PER UNIT                          $ 1,830.50          $ 1,712.76
                                                  ==========          ==========



        See note to the unaudited consolidated financial statements.

              THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)




                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                    DECEMBER 31,                DECEMBER 31,
                                        1997       1996       1997        1996
                                        ----       ----       ----        ----
REVENUES:
  Trading profit/(loss):
     Realized                       $(22,000)    $ 191,000  $270,000   $177,000
     Change in unrealized              8,000       (61,000)  (92,000)    30,000
 Foreign currency gain/(loss)         (1,000)            0    (3,000)     1,000
                                     --------     ---------  --------  --------

     Total trading profit and
       foreign currency gain         (15,000)      130,000   175,000    208,000

 Guaranteed yield pool:
  Accrued interest                    56,000       200,000   102,000    396,000
  Unrealized market value gain/(loss) 33,000      (132,000)   86,000   (253,000)
                                     --------     ---------  --------  --------

     Total guaranteed yield pool
       revenue                        89,000        68,000   188,000    143,000

Interest income                        8,000         5,000    17,000      8,000
                                     --------     ---------  --------  --------

          TOTAL REVENUES              82,000       203,000   380,000    359,000
                                     --------     ---------  --------  --------

EXPENSES:

 Brokerage commissions                34,000        59,000    71,000    119,000
 Advisory fees                         8,000        14,000    17,000     28,000
 Administrative expenses              32,000        15,000    57,000     30,000
                                     --------     ---------  --------  --------
     TOTAL EXPENSES                   74,000        88,000   145,000    177,000
                                     --------     ---------  --------  --------

NET INCOME/(LOSS)                    $ 8,000      $115,000  $235,000   $182,000
                                     ========     =========  ========  ========

NET INCOME/(LOSS) ALLOCATED TO:
          Limited partners           $ 8,000      $111,000  $222,000   $176,000
                                     ========     =========  ========  ========
          General partner            $     0      $  4,000  $ 13,000   $  6,000
                                     ========     =========  ========  ========
NET INCOME/(LOSS) PER UNIT
   OUTSTANDING FOR ENTIRE PERIOD     $  4.15      $  33.12  $ 117.74   $  52.47
                                     ========     =========  ========  ========


         See note to the unaudited consolidated financial statements.

              THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL




                        TOTAL UNITS
                        OF PARTNERSHIP    LIMITED        GENERAL
                        INTEREST          PARTNERS       PARTNER    TOTAL
                        --------------    --------       -------    ------



PARTNERS' CAPITAL
   June 30, 1996         3,503.5645       $ 5,305,000    $174,000   $ 5,479,000

Redemptions             (1,424.5982)       (2,356,000)               (2,356,000)


Net income/(loss)                             422,000      16,000       438,000
                         ----------        ----------     -------    ----------

PARTNERS' CAPITAL
   June 30, 1997         2,078.9663         3,371,000     190,000     3,561,000

Redemptions (Unaudited)   (235.0000)         (421,000)                 (421,000)


Net income (Unaudited)                        222,000      13,000       235,000
                         ----------        ----------     -------    ----------

PARTNERS' CAPITAL
   December 31, 1997
   (unaudited)           1,843.9663       $ 3,172,000    $203,000   $ 3,375,000
                         ==========        ==========     =======    ==========


         See note to the unaudited consolidated financial statements.

THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997



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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading manager's activity to minimize the market and credit risks of the Fund. The General Partner also monitors the trading manager's compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. Redemptions of units during the quarter ended December 31, 1997 reduced the amount of funds available by $284,000.

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

In the three month and six month periods ending December 31, 1997, the Fund experienced trading profits of ($15,000) and $175,000 respectively compared to $130,000 and $208,000 for the same periods in 1996. The quarter commenced with the seasonal uneasiness of October giving way to extreme market volatility, partially as a result of the chaos in the markets overseas. The Fund's
Net Asset Value remained relatively stable due mostly to positions in the fixed income sector benefiting from a "flight to quality" as the Fund attempted to reduce its exposure in the volatile equity markets. In the currency sector, Fund performance was marginally profitable throughtout the quarter as the U.S. Dollar continued to strenghten against most major and minor currrencies. Overall, the Fund's Net Asset Value increased slightly during the quarter, demonstrating once again the importance of global diversification and prudent asset allocation in these volatile market conditions.

In the three month and six month periods ending December 31, 1997, the total guaranteed yield pool revenue was $89,000 and $188,000 respectively compared to $68,000 and $143,000 for the same periods in 1996.

At December 31, 1997 there were no material credit risk exposure exceeding 10% total assets for either exchange-traded or over-the-counter contracts.


Brokerage commissions and advisory fees, which are based on the net assets of the Fund, declined as a direct result of redemptions.

PART II.  OTHER INFORMATION

ITEM 6.   REPORTS ON FORM 8-K


No reports were filed on Form 8-K during the three months ended
December 31, 1997.

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


              The Balanced Opportunity Fund Limited Partnership
              -------------------------------------------------
                                 (Registrant)

BY: Rodman & Renshaw Futures Management, Inc., General Partner


BY: /s/ F. L. Kirby
    -----------------------------
    F. L. Kirby
    President and a Director

Date:  February 11, 1998




BY: /s/ Thomas G. Pinou
    -----------------------------
    Thomas G. Pinou
    Treasurer and a Director

Date:  February 11, 1998