Form 10-Q
period 1998-03-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1998-08-17
CIK 854151

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                  FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For the Quarterly period ended March 31, 1998


                       Commission File Number:  2-73692

                      The Balanced Opportunity Fund L.P.
            (Exact name of registrant as specified in its charter)

          Illinois                           36-3655854
     (State or other jurisdiction of    (I.R.S Employer
     incorporation or organization)     Identification No.)


Registrant's telephone number, including area code:(312) 984-5900


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes__X__           No_____



                      The Balanced Opportunity Fund L.P.

                                     Index

                                                                          Page


Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of March 31, 1998 and March 31, 1997                3

     Statements of Operations (unaudited) for the three
     month and nine month periods ended March 31, 1998
     and 1997                                               4

     Statements of Changes in Partners' Capital (unaudited)
     for the nine month period ended March 31, 1998 and the
     year ended December 31, 1997                           5

     Note to Unaudited Financial Statements -
     March 31, 1998                                         6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I. Financial Information

Item 1. Financial Statements

                        The Balanced Opportunity Fund
                       Statement of Financial Condition

                                                        March 31,
                                                          1998        June 30
Assets                                                (Unaudited)      1997

Equity in futures and forward trading accounts:
 Cash                                                  $  762,308   $  714,000
 Net unrealized gain/(loss) on open contracts             100,272      103,000
                                                         --------     --------
   Total equity in futures and forward trading account    862,580      817,000

Guaranteed yield pool, at market                        2,590,656    2,783,000

Other receivable                                            2,489        5,000
                                                         --------     --------
Total Assets                                            $3,455,724  $3,605,000

Liabilities and Partners' Capital

Liabilities:
 Accrued administrative expenses                        $  31,865    $  20,000
 Accrued brokerage commission and fees                     23,289       24,000
 Accrued management fees                                    5,634            -
 Accrued incentive fees                                         -            -
 Redemption Payable                                             -            -
 Miscellaneous payables                                     2,985            -
                                                         --------     --------
                                                           63,773       44,000

Partners' Capital
 Limited Partners (units outstanding 1,374.8557;
   1,967.8520)                                          3,178,772    3,371,000
 General Partner (units outstanding : 111.1143)           213,179      190,000
                                                         --------     --------
                                                        3,391,951    3,561,000
                                                         --------     --------
Total Liabilities and Partners' Capital                $3,455,724   $3,605,000
                                                         ========     ========
Net Asset Value per Unit                               $ 1,918.56   $ 1,712.76

See Note to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                      Three Months Ended   Nine Months Ended
                                           March 31,           March 31,
Revenues                                 1998      1997      1998      1997

Trading profit/(loss):
 Realized                              $70,941  $182,000  $340,226    $359,000
 Change in unrealized                   88,538   (50,000)   (2,701)    (20,000)
Foreign currency gain/(loss)              (178)   (4,000)   (2,811)     (3,000)
                                      --------  --------  --------    --------
     Total trading profit and
       foreign currency gain/(loss)    159,301   128,000   334,714     336,000

Guaranteed yield pool:
 Accrued Interest                       45,155   102,000   146,702     498,000
 Unrealized market value gain (loss)     4,186   (69,000)   90,547    (322,000)
                                      --------  --------  --------    --------
     Total guaranteed yield pool revenue49,341    33,000    37,249     176,000


Interest Income                          9,038    21,000    26,726      29,000
                                      --------  --------  --------    --------
Total Assets                           217,680   182,000   598,689     541,000

Expenses

Brokerage commissions                 $ 34,125  $ 51,000  $105,623    $170,000
Management fees                          8,373    12,000    25,801      40,000
Other administrative expenses           19,500     7,000    75,557      37,000
State taxes                                  -         -     1,305           -
                                      --------  --------  --------    --------
                                        61,998    70,000   208,286     247,000
                                      --------  --------  --------    --------
Net Income/(Loss)                    $ 155,682 $ 112,000 $ 390,403    $294,000
                                      ========  ========  ========    ========

Net Income/(Loss) Allocated To:
 Limited Partners                    $ 145,898 $ 109,000 $ 367,536    $285,000
                                      ========  ========  ========    ========
 General Partners                    $   9,784 $   3,000 $  22,867    $  9,000
                                      ========  ========  ========    ========
Net Income/(Loss) per unit
  outstanding for entire period      $   88.06 $   26.99 $  205.80    $  79.46
                                     =========  ========  ========    ========

See Note to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital

                                   Total Units
                                of Partnership   Limited   General
                                      Interest  Partners  Partners       Total

Partners Capital June 30, 1996         3,504  $5,305,000 $ 174,000  $5,479,000

Redemption                            (1,425) (2,356,000)           (2,356,000)
Net Income (loss)                                422,000    16,000     438,000
                                     -------   --------- ---------   ---------

Partners Capital December 31,1997      2,079  $3,371,000 $ 190,000  $3,561,000

Redemption                              (311)   (559,223)             (559,223)
Net Income (loss)                                367,536    22,867     390,403
                                     -------   --------- ---------   ---------
Partners Capital March 31,1998         1,768  $3,179,313 $ 212,867  $3,392,180
                                     =======   ========= =========   =========



                      The Balanced Opportunity Fund L.P.

             Note to Unaudited Financial Statements March 31, 1998


Note - Basis of Presentation

     The unaudited financial statements of The Balanced Opportunity Fund L.P. (the "Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 1997.



Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

 Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $139,118 from redemptions of units during the quarter ended March 31, 1998 and by $559,223 for the nine months ended March 31, 1998.

Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded and over-the counter contracts was Rand Financial Services. A portion of the Fund's assets have been invested in certain United States treasury obligations. This investment is designed to provide ultimate repayment of the investors' initial contributions. These securities are not used for trading purposes.


Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the
expected results for the fiscal year.     In the three month and nine month
periods ending March 31, 1998, the Fund experienced trading profits of $155,682 and $390,403 respectively compared to $112,000 and $294,000 for the same periods in 1997. In the three month and nine month periods ending March 31, 1998, the total guaranteed yield pool revenue was $49,341 and $237,249 respectively compared to $33,000 and $176,000 for the same periods in 1997.

       At March 31, 1998 there was no material credit risk exposure exceeding
10% of total assets for either exchange traded or over-the-counter contracts.



   Brokerage commissions and advisory fees, which are based on the net assets of the Fund, declined as a direct result of redemptions.

Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the nine months ended March 31, 1998.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and to the extent possible due to the acquisition of the registrant by the undersigned on April 24, 1998; the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Balanced Opportunity Fund L.P. (Registrant)


By:  Rodman & Renshaw Futures Management, Inc., General Partner

By:  /s/ J. Robert Collins
     ------------------------
     J. Robert Collins, President


Date:  August 10, 1998