Form 10-Q
period 1998-06-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1998-08-17
CIK 854151

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                  FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For the Quarterly period ended June 30, 1998


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


                          Yes__X__           No_____



                      The Balanced Opportunity Fund L.P.

                                     Index

                                                                          Page


Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of June 30, 1998 and June 30, 1997                  3

     Statements of Operations (unaudited) for the three
     month and twelve month period ended June 30, 1998
     and the year ended June 30, 1997                       4

     Statements of Changes in Partners' Capital (unaudited)
     for the twelve month period ended June 30, 1998 and the
     year ended June 30, 1997                               5

     Note to Unaudited Financial Statements -
     June 30, 1998                                          6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I. Financial Information

Item 1. Financial Statements

                        The Balanced Opportunity Fund
                       Statement of Financial Condition

                                                         June 30,
                                                          1998        June 30
Assets                                                (Unaudited)      1997

Equity in futures and forward trading accounts:
 Cash                                                  $  273,139   $  714,000
 Net unrealized gain/(loss) on open contracts                 601      103,000
                                                         --------     --------
   Total equity in futures and forward trading account    273,740      817,000

Guaranteed yield pool, at market                        2,656,969    2,783,000

Other receivable                                            2,898        5,000
                                                         --------     --------
Total Assets                                           $2,933,607   $3,605,000

Liabilities and Partners' Capital

Liabilities:
 Accrued administrative expenses                        $  31,171    $  20,000
 Accrued brokerage commission and fees                      5,447       24,000
 Accrued management fees                                    4,786            -
 Accrued incentive fees                                         -            -
 Redemption Payable                                             -            -
 Miscellaneous payables                                        20            -
                                                         --------     --------
                                                           41,424       44,000

Partners' Capital
 Limited Partners (units outstanding 1,374.8557;
   1,967.8520)                                          2,675,918    3,371,000
 General Partner (units outstanding : 111.1143)           216,265      190,000
                                                         --------     --------
                                                        2,892,183    3,561,000
                                                         --------     --------
Total Liabilities and Partners' Capital                $2,933,607   $3,605,000
                                                         ========     ========
Net Asset Value per Unit                               $ 1,946.33   $ 1,712.76

See Note to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                      Three Months Ended  Twelve Months Ended
                                           June 30,            June 30,
Revenues                                 1998      1997      1998      1997

Trading profit/(loss):
 Realized                             $100,165  $(24,000)  $440,391   $335,000
 Change in unrealized                  (99,685)  120,000  (102,385)    100,000
Foreign currency gain/(loss)              (202)    3,000    (3,013)          -
                                      --------  --------  --------    --------
     Total trading profit and
       foreign currency gain/(loss)        279    99,000   334,993     435,000

Guaranteed yield pool:
 Accrued Interest                       38,504    36,000   185,206     212,000
 Unrealized market value gain (loss)    48,412    54,000   138,959      54,000
                                      --------  --------  --------    --------
     Total guaranteed yield pool revenue86,916    90,000   324,165     266,000


Interest Income                          7,603    16,000    34,329      45,000
                                      --------  --------  --------    --------
Total Assets                            94,798   205,000   693,487     746,000

Expenses

Brokerage commissions                 $ 29,245  $ 35,000  $134,868    $205,000
Management fees                          4,786     9,000    30,587      49,000
Other administrative expenses           19,500    17,000    95,058      54,000
State taxes                                  -         -     1,305           -
                                      --------  --------  --------    --------
                                        53,531    61,000   261,818     308,000
                                      --------  --------  --------    --------
Net Income/(Loss)                     $ 41,267 $ 144,000 $ 431,669    $438,000
                                      ========  ========  ========    ========

Net Income/(Loss) Allocated To:
 Limited Partners                     $ 38,181 $ 137,000 $ 405,716    $422,000
                                      ========  ========  ========    ========
 General Partners                     $  3,086 $   7,000 $  25,953    $ 16,000
                                      ========  ========  ========    ========
Net Income/(Loss) per unit
  outstanding for entire period      $   27.77 $   69.55 $  235.57    $ 149.01
                                     =========  ========  ========    ========

See Note to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital

                                   Total Units
                                of Partnership   Limited   General
                                      Interest  Partners  Partners       Total

Partners Capital June 30, 1996         3,504  $5,305,000 $ 174,000  $5,479,000

Redemption                            (1,425) (2,356,000)           (2,356,000)
Net Income (loss)                                422,000    16,000     438,000
                                     -------   --------- ---------   ---------

Partners Capital December 31,1997      2,079  $3,371,000 $ 190,000  $3,561,000

Redemption                              (593) (1,100,257)           (1,100,257)
Net Income (loss)                                405,716    25,953     431,669
                                     -------   --------- ---------   ---------
Partners Capital March 31,1998         1,486  $2,676,459 $ 215,953  $2,892,413
                                     =======   ========= =========   =========



                      The Balanced Opportunity Fund L.P.

             Note to Unaudited Financial Statements June 30, 1998


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

 Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $541,034 from redemptions of units during the quarter ended June 30, 1998 and by $1,100,257 for the twelve months ended June 30, 1998.

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

     In the three month and twelve month periods ending June 30, 1998, the Fund experienced trading profits of $41,267 and $431,669 respectively compared to $144,000 and $438,000 for the same periods in 1997. In the three month and twelve month periods ending June 30, 1998, the total guaranteed yield pool revenue was $86,916 and $324,165 respectively compared to $90,000 and $266,000 for the same periods in 1997.



       At June 30, 1998 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.

   Brokerage commissions and advisory fees, which are based on the net assets of the Fund, declined as a direct result of redemptions.

Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the nine months ended June 30, 1998.

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