Form 10-K
period 1998-06-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1998-09-29
CIK 854151

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _________ to _________

                        Commission file number 2-73692

              THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP-
-----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Illinois                                36-3655854
- --------------------------------         ----------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)


233 South Wacker Drive, Suite 4500, Chicago, Illinois              60606
-----------------------------------------------------            --------
Address of principal executive offices                           Zip Code

Registrant's telephone number,     (312) 526-2000
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

     As of June 30, 1998, there were 1,432.9663 Units outstanding.



DOCUMENTS INCORPORATED BY REFERENCE- -----------------------------------
** Exhibit 1  June 30, 1998 Audited Financial Statement

                       TOTAL PAGES IN THIS REPORT   24
                        ------

                                    PART I

ITEM 1.    BUSINESS

     The Balanced Opportunity Fund Limited Partnership (the "Fund" or the "Partnership"), an Illinois limited partnership organized in July 1989, commenced trading on March 23, 1990. The Fund conducts speculative trading of commodity interests. The general partner of the Fund is Rodman & Renshaw Futures Management, Inc. (the "General Partner"). Rosenthal Collins Group, L.P. ("Rosenthal Collins"), an affiliate of the General Partner, is the Partnership's commodity broker and selling agent. From inception through April 1998, the General Partner was a wholly owned subsidiary of Rodman & Renshaw Capital Group, Inc. The General Partner has retained RXR, Inc. ("RXR") as the Trading Manager.

     On April 13, 1998, Rosenthal Collins purchased all of the outstanding shares of stock of the General Partner. Accordingly, effective April 13, 1998, Rodman & Renshaw Futures Management, Inc. became a wholly-owned subsidiary of Rosenthal Collins and remained as General Partner of the Fund.

     Approximately 80 percent of the Fund's assets at the commencement of trading was invested in zero coupon United States Government Treasury securities ("Stripped Notes") so as to yield (i) $1,000 per unit, plus (ii) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the "Guaranteed Yield Pool"). Due to the interest rate sensitivity of the market value of the Stripped Notes, persons who redeem prior to the end of the approximate six and one-half year period noted above have no such assured return. The Guaranteed Yield Pool note matured in February 1997 and in accordance with the Fund's limited partnership agreement a special redemption at the Fund's net asset market value was offered to investors on February 28, 1997. A new Stripped Note was purchased after the special redemption offer expired. As of June 30, 1998 and 1997, the maturity value of the Stripped Notes amounted to $3,350,000 and $3,900,000, respectively. The remainder of the Fund assets were invested in the Trading Company, in which the Fund is the sole limited partner and possessor of substantially all of the beneficial interest.

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

     The Trading Company pays Rosenthal Collins an annual brokerage fee which is equal to an annual rate of four percent of the average month-end net assets as a whole, as defined, during the year. Transaction fees and costs are accrued on a round-turn basis.

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

Regulation
----------
     Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association (the "NFA"), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors", "commodity pool operators", "futures commission merchants", "introducing brokers", and their respective associated persons and "floor brokers". The Act requires "commodity pool operators", such as the General Partner, "commodity trading advisors", such as the Trading Manager, and "commodity brokers" or "futures commission merchants", such as Rosenthal Collins, to be registered and to comply with various reporting and record keeping requirements. The General Partner, the Trading Manager and Rosenthal Collins are all members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the General Partner's registration as a commodity pool operator or the Trading Manager's registration as a commodity trading advisor were terminated or suspended, the General Partner and the Trading Manager, respectively, would be unable to continue to manage the business of the Fund. Should the General Partner's registration be suspended, termination of the Fund might result. The Act also requires Rosenthal Collins, in its capacity as a commodity broker, to be registered as a "futures commission merchant."

     As members of the NFA, the General Partner, the Trading Manager and Rosenthal Collins are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self regulatory body of the futures industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals which do not comply with such standards.

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

     The Partnership may trade on foreign commodity exchanges which are not subject to regulation by any United States government agency.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the quarter ending June 30, 1998 to a vote of the holders of units of limited partnership interest ("Units") through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     There is no established public trading market for the Units, nor will one develop. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of June 30, 1998, a total of 1,432.9663 Units were outstanding held by 141 Unit Holders, including
111.1143 Units of General Partnership interest.

     The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit Holders. The General Partner has not made any distributions as of the date hereof.

ITEM 6.    SELECTED FINANCIAL DATA

     On the following page is a summary of selected consolidated financial data for the Partnership for the fiscal years ended June 30, 1998, 1997, 1996, 1995, and 1994.

   THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP   SELECTED FINANCIAL DATA

                                       June 30         June 30        June 30
                                        1998            1997          1996

   REVENUES:
   Trading profit (loss)
    Realized                       $  440,000     $  335,000     $  (42,000)    $  57
    Unrealized                       (103,000)       100,000        (84,000)      (38
    Foreign currency gain (loss)       (4,000)                      (15,000)
                                   ----------     ----------     ----------     -----
    Total trading profit and
      foreign currency gain           334,000        435,000       (141,000)       18
                                   ----------     ----------     ----------     -----
   Guaranteed Yield Pool:
    Accrued interest                  166,000         37,000        568,000        46
    Unrealized market value
      gain (loss)                     139,000         54,000       (168,000)        5
   Interest received                                 497,000
    Realized gain (loss)               19,000       (322,000)
      Total guaranteed yield       ----------     ----------     ----------     -----
         pool revenue                 324,000        266,000        400,000        51
                                   ----------     ----------     ----------     -----
   Interest income                     34,000         45,000         35,000         3
   Illinois replace tax refund
                                   ----------     ----------     ----------     -----
      Total revenues                  692,000        746,000        294,000        74

   EXPENSES:

    Commissions and fees              135,000        205,000        261,000        20
    Consulting fees                    30,000         49,000         61,000         6
    Administrative expenses            96,000         54,000         64,000         6
                                   ----------     ----------     ----------     -----
      Total expenses                  261,000        308,000        386,000        33
                                   ----------     ----------     ----------     -----
   NET INCOME (LOSS)               $  431,000     $  438,000     $  (92,000)    $  40
                                   ==========     ==========     ==========     =====

   TOTAL ASSETS                    $2,934,000     $3,605,000     $5,557,000     $6,77



                                   ----------     ==========     ==========     =====
   TOTAL LIABILITIES               $  140,000     $   44,000     $   78,000     $   5
                                   ----------     ----------     ----------     -----
   PARTNERS' CAPITAL:
    Limited partners (1,321.8557,
      1,967.852, 3,392.4502,
      4,106.4502, and 4,985.7857
      units outstanding in 1998,
      1997, 1996, 1995, and 1994
      respectively)                $2,578,000     $3,371,000     $5,305,000     $6,54

    General partner
      (111.1143 units)                216,000        190,000        174,000        17
                                   ----------     ----------     ----------     -----
   TOTAL PARTNERS' CAPITAL         $2,794,000     $3,561,000     $5,479,000     $6,72
                                   ----------     ----------     ----------     -----
   TOTAL LIABILITIES AND
    PARTNERS' CAPITAL              $2,934,000     $3,605,000     $5,557,000     $6,77
                                   ----------     ==========     ==========     =====
   NET ASSET VALUE PER UNIT
     Limited Partners              $1,950,288     $1,713,035     $1,563.767
     General Partner                1,943,944      1,709,951     $1,563.955

   NET INCOME (LOSS)
     Per Limited Partner Unit         237,253        149,269     (29.823)
     Per General Partner Unit         239,993        143,996     (26.999)

                   See notes to consolidated financial statements.

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

Liquidity
---------
     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses that could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity interest trading operations, the Fund's assets are highly liquid and are expected to remain so.

Results of Operations
---------------------
     Trading operations posted a gain of $334,000 for the year ended June 30, 1998, as compared to a net gain of $435,000 in 1997 and a net loss of $141,000 in 1996. The majority of profits were made in long positions in stock market indexes as well as long-term bond instruments, both foreign and domestic.

     The guaranteed yield pool experienced an unrealized gain of $139,000 in fiscal 1998 compared to a $54,000 unrealized gain in 1997 and a loss of $168,000 in 1996. Notes were sold in October 1997 and January 1998 resulting in a realized gain of $17,000 for fiscal 1998.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is submitted as a separate section of this report. (See Index on page number 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants on accounting and financial disclosures during the quarter ended June 30, 1998. On February 6, 1998, the Fund, upon the recommendation of the General Partner, dismissed PricewaterhouseCoopers LLP and appointed McGladrey & Pullen, LLP as the Fund's certifying accountant, The change in independent certified accountants was approved by the Board of Directors. The report of PricewaterhouseCoopers LLP on the financial statements for the Fund for the years ended June 30, 1997 and 1996 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended June 30, 1997 and 1996, and during the period from July 1, 1997 through February 6, 1998, the Fund had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Further, during the years ended June 30, 1997 and 1996, and during the period from July 1, 1997 through February 6, 1998, neither the Fund nor anyone on the Fund's behalf consulted McGladrey & Pullen LLP regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Fund's financial statements.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Fund has no directors or executive officers. The Fund is managed by the General Partner. There are no employees of the Fund.

     The Fund's General Partner is Rodman & Renshaw Futures Management, Inc., a Delaware corporation. The General Partner is a wholly-owned subsidiary of Rosenthal Collins. The address of the General Partner is 216 West Jackson Blvd., Chicago, Illinois 60606. The telephone number is (312) 460-9200.

     The principals of the General Partner are as follows:

     J. Robert Collins is the sole officer of the General Partner and the managing general partner of Rosenthal Collins Group, L.P., the Fund's commodity broker. Mr. Collins is an associated person and principal of First United Nationwide, L.L.C. which has been a registered Introducing Broker since January 16, 1996. Mr. Collins has acted as a co-managing General Partner of the Rosenthal Collins Group, L.P. since its inception up to and including the last five years.

 ITEM 11.   EXECUTIVE COMPENSATION

     The Fund is managed by its General Partner. Neither the General Partner nor its executives or employees receive direct compensation from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or the General Partner.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of June 30, 1998, (a) there were 141 partners in The Balanced Opportunity Fund Limited Partnership, of which one partner, Bass Oil Co., Inc. Profit Sharing Plan, with 89.85 units, was known to be the beneficial owner of more than five percent of the units of Limited Partnership.

interest, (b) the General Partner, Rodman & Renshaw Futures Management, Inc., was the beneficial owner of approximately 7.75% of the Fund, and (c) there were no arrangements, known to the Fund, the operation of which may on a subsequent date result in a change in control of the Fund.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Refer to Item 11.

     The Fund pays the following compensation to the firms that provide services to it:

     The brokerage rate paid by the Fund is approximately $50 per contract on a round-turn basis adjusted to equal 4% of the Net Assets of the Fund annually. For the fiscal year ended June 30, 1998, the Fund paid Rosenthal Collins, an affiliated Futures Commission Merchant of the General Partner, $4,546 in brokerage commissions and fees. In July, 1995, the Fund began to utilize an unrelated clearing broker for clearing activities related to its commodity trading.

     RXR, Inc. acts as the Fund's commodity trading manager. During the fiscal year ended June 30, 1998, no incentive fees were paid.


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

           (10) Material Contracts                                      10

                10.1 Form of Brokerage Agreement between the Partnership and Rodman & Renshaw, Inc.

                10.2  Advisory Contract between the Partnership and RXR, Inc.

   (b) Reports on Form 8-K

                No reports were filed on Form 8-K during the quarter ended
            June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP


By:  ________________________________________
J. Robert Collins
President of Rodman & Renshaw Futures  Management, Inc.,
General Partner
Date:   September 22, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date-
---------------              -----                              ----


-------------------------     President of Rodman & Renshaw  September 29, 1997
J. Robert Collins             Futures Management, Inc.
                              General Partner




                                              12

              THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP

         Report on FORM 10-K for the Fiscal Year ended June 30, 1998

                   FINANCIAL STATEMENTS AND SCHEDULE INDEX

                                                          Sequential Page
                                                          --------------

Independent Auditors' Reports............................        14
Statements of Financial Condition as of
June 30, 1998 and 1997 ..................................        15
Statements of Operations for the Years ended
June 30, 1998, 1997, and 1996............................        16
Statements of Changes in Partners' Capital
for the years ended June 30, 1998, 1997, and 1996........        17
Notes to Financial Statements............................        18

                    [LETTERHEAD OF McGLADREY & PULLEN, LLP]


                         INDEPENDENT AUDITOR'S REPORT

The Partners of The Balanced Opportunity
  Fund Limited Partnership


We have audited the accompanying statement of financial condition of The Balanced Opportunity Fund Limited Partnership as of June 30, 1998, and the related statements of operations and changes in partners' capital for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Balanced Opportunity Fund Limited Partnership as of June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ McGLADREY & PULLEN, L.L.P.


Chicago, Illinois
September 18, 1998

THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1998 and 1997

             ASSETS                                       1998          1997

Equity in commodity futures trading accounts:
 Cash                                                  $  273,000   $  714,000
 Net unrealized gain on open contracts                      1,000      103,000
                                                       ----------   ----------
     Total equity in commodity futures trading accounts   274,000      817,000
                                                       ----------   ----------
Guaranteed yield pool - at market                       2,657,000    2,783,000

Other receivables                                           3,000        5,000
                                                       ----------   ----------
         Total assets                                  $2,934,000   $3,605,000
                                                       ==========   ==========

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued administrative expenses                     $   31,000   $   20,000
   Accrued commissions and fees                             6,000       24,000
   Accrued management fees                                  5,000           -
   Redemptions payable                                     98,000           -
                                                       ----------   ----------
         Total liabilities                                140,000       44,000
                                                       ----------    ---------
Partners' capital:
   Limited partners (units outstanding:
     1998 - 1,321.8520; 1997 - 1,967.8520)              2,578,000    3,371,000
   General partner (units outstanding: 111.1143)          216,000      190,000
                                                       ----------   ----------
            Total partners' capital                     2,794,000    3,561,000
                                                       ----------   ----------
         Total liabilities and partners' capital       $2,934,000   $3,605,000
                                                       ==========   ==========
Net asset value per unit:
  Limited Partners                                     $1,950.288   $1,713.035
  General Partners                                     $1,943.944   $1,709.951
                                                       ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 1998, 1997 and 1996

                                                 1998        1997       1996

Revenues:
  Trading profit (loss):
    Realized                                 $  440,000  $  335,000  $ (42,000)
    Unrealized                                 (102,000)    100,000    (99,000)
  Foreign currency gain (loss)                   (4,000)         -          -
                                             ----------  ----------  ---------
           Total trading profit and foreign
                 currency gain (loss)           334,000     435,000   (141,000)
                                             ----------  ----------   --------
Guaranteed yield pool:
  Accrued interest                              166,000      37,000    568,000
  Interest received                                  -      497,000         -
  Unrealized market value gain (loss)           139,000      54,000   (168,000)
  Realized gain (loss)                           19,000    (322,000)        -
                                             ----------  ----------  ---------
           Total guaranteed yield pool revenue  324,000     266,000    400,000
                                             ----------  ----------  ---------
Interest income                                  34,000      45,000     35,000
                                             ----------  ----------  ---------
           Total revenues                       692,000     746,000    294,000
                                             ----------  ----------  ---------
Expenses:
  Brokerage commissions and fees                135,000     205,000    261,000
  Consulting fees                                30,000      49,000     61,000
  Administrative expenses                        96,000      54,000     64,000
                                             ----------  ----------  ---------
           Total expenses                       261,000     308,000    386,000
                                             ----------  ----------  ---------
           Net income (loss)                 $  431,000  $  438,000  $ (92,000)
                                             ==========  ==========  =========
Net income (loss) allocated to:
  General partner                            $   26,000  $   16,000  $  (3,000)
                                             ==========  ==========  =========
  Limited partners                           $  405,000  $  422,000  $ (89,000)
                                             ==========  ==========  =========
Increase (decrease) in net asset value per Limited Partner
  unit outstanding throughout each period    $  237.253  $  149.269  $ (29.823)
                                             ==========  ==========  =========
Increase (decrease) in net asset value per General Partner
  unit outstanding throughout each period    $  239.993  $  143.996  $ (26.999)
                                             ==========  ==========  =========

        The accompanying notes are an integral part of the consolidated financial statements.

THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL for the years ended June 30, 1998, 1997 and 1996

                                       TOTAL
                                    UNITS OF
                                 PARTNERSHIP     LIMITED   GENERAL
                                    INTEREST    PARTNERS   PARTNER        TOTAL

Partners' capital, June 30, 1995$4,217.5645  $6,544,000 $ 177,000   $6,721,000

  Redemptions                     (714.0000) (1,150,000)            (1,150,000)
  Net loss                                      (89,000)   (3,000)     (92,000)
                                 -----------  ---------- ---------   ----------
Partners' capital, June 30, 1996 3,503.5645   5,305,000   174,000    5,479,000

  Redemptions                   (1,424.5982) (2,356,000)        -   (2,356,000)
  Net income                            -       422,000    16,000      438,000
                                 -----------  --------------------- ----------
Partners' capital, June 30, 1997 2,078.9663  $3,371,000  $190,000   $3,561,000

  Redemptions                     (646.0000) (1,198,000)        -   (1,198,000)
  Net income                            -       405,000    26,000      431,000
                                 -----------  --------------------- ----------
Partners' capital, June 30, 1998 1,432.9663  $2,578,000  $216,000   $2,794,000
                                 ===========  ====================  ==========


See Notes to Financial Statements.

THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Balanced Opportunity Fund Limited Partnership (The Fund or the Partnership), an Illinois limited partnership organized in July 1989, commenced trading on March 23, 1990. All of the Fund's trading takes place through Rodman Asset Allocation Management Limited Partnership (the Trading Company), an Illinois limited partnership, of which the Fund is the sole limited partner. The Fund controls all of the Trading Company's activities through its investment therein. The general partner for the Fund is Rodman & Renshaw Futures Management, Inc. (the General Partner). For the fiscal years ended June 30, 1996 and 1997, the General Partner was a wholly-owned subsidiary of Rodman & Renshaw Capital Group, Inc. Effective April 1998, the General Partner was a wholly-owned subsidiary of Rosenthal Collins Group, L.P. (Rosenthal Collins). The General Partner has retained RXR, Inc. (RXR) as the trading manager. In fiscal years 1996 and 1997, the commodity broker was Rodman & Renshaw, Inc. (Rodman). At June 30, 1998, the commodity broker was Rosenthal Collins.

Approximately 80 percent of the Fund's assets at the commencement of trading was invested in zero coupon United States Government Treasury Securities (Stripped Notes) so as to yield (i) $1,000 per unit, plus (ii) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the Guaranteed Yield Pool). Due to the interest rate sensitivity of the market value of the Stripped Notes, persons who redeem prior to the dissolution date have no such assured return. The Guaranteed Yield Pool note matured in February 1997 and in accordance with the Fund's limited partnership agreement, a special redemption at the Fund's net asset market value was offered to investors on February 28, 1997. A new Stripped Note was purchased after the special redemption offer expired. As of June 30, 1998 and 1997, the maturity value of the Stripped Notes amounted to $3,350,000 and $3,900,000, respectively. The remainder of the Fund assets was invested in the Trading Company, in which the Fund is the sole limited partner and possessor of substantially all the beneficial interest.

The two-tier structure of the Fund and the Trading Company insulates the Guaranteed Yield Pool against any liability for losses which might be incurred by the Trading Company. Consequently, the Fund controls all of the substantive activities of the Trading Company and, as such, has consolidated its results for financial reporting purposes.

The consolidated financial statements include the Trading Company and the Guaranteed Yield Pool (collectively, the Fund or the Partnership).

The Fund has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

The Fund will terminate on December 31, 2009.

THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Significant accounting policies are as follows:

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition: Futures contracts are recorded on trade date and are reflected in the accompanying statements of financial condition at the difference between the original contract amount and the market value on the last business day of the reporting period. The difference between the original contract amount (or the market value as of the last reporting date) and the current value is reflected as the change in net unrealized gain on open contracts. Market value of futures contracts are based upon exchange settlement prices.

Translation gains and losses: The Partnership trades in foreign denominated contracts. The assets and liabilities related to these activities are translated at the end-of-period exchange rates with the associated profits and losses translated at monthly average exchange rates. The resulting translation gains and losses are immaterial and are recorded in unrealized trading profit
(loss).

Transaction fees and costs: Transaction fees and costs are accrued at approximately $50 per contract on a round-turn basis adjusted to equal 4 percent of the annual net assets of the Partnership.

Allocation of profits and losses: All the profits and losses, income and expenses relating to the operation of the Fund and the Trading Company are allocated to each limited partner and the General Partner based on the monthly increase or decrease in their respective net asset value per unit, as defined.

Redemptions: Investors are entitled to redeem their units (including fractional units in $100 increments) as of any calendar quarter-end upon ten days' written notice to the General Partner. No redemption charges are assessed.

Distributions: The General Partner does not presently intend to make any distributions to limited partners although it may, if doing so, would not reduce the Partnership's asset base to a level which would impair the Partnership's objective. Accordingly, the limited partners may incur current income tax liabilities in excess of any distributions received from the Partnership.

Income taxes: No provision for federal income taxes has been made in the accompanying financial statements as the partners are individually responsible for reporting income or loss based upon their respective shares of the Partnership's income and expenses for income tax purposes.



The Partnership is required to pay an Illinois replacement tax of 1.5% of net income related to those limited partners who are not otherwise subject to the tax.

THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Right of setoff of certain amounts: Pursuant to the Trading Company's agreement with its futures clearing broker, all balances placed on deposit with such broker, whether used for trading purposes or not, are available to be used for margin purposes on any exchange and for any contract in which the Trading Company trades. The Trading Company conducts all of its exchange-traded activity through a single account with its futures clearing broker. The Trading Company cleared all of its activity through an unrelated clearing broker during fiscal 1996 and through April 1997. Effective during April 1997, the Trading Company commenced clearing its activities through a different unrelated clearing broker. In May 1998, the Trading Company commenced clearing its activities through Rosenthal Collins. The Trading Company has similar agreements with a financial institution for its over-the-counter contracts. As a result, the consolidated financial statements only present the net asset or liability relating to such trading activities.


2.   RELATED PARTY TRANSACTIONS

     The Partnership pays the commodity broker .333 of 1% (a 4% annual rate) of the Partnership' s month-end assets for brokerage and other services. Furthermore, the Partnership pays all execution and exchange fees. For the periods ended June 30, 1998, 1997 and 1996, brokerage commission and fee expenses totaled $135,000, $205,000 and $261,000, respectively. At June 30, 1998, brokerage commissions payable to Rosenthal Collins totaled $6,000. At June 30, 1997, brokerage commissions payable to Rodman totaled $24,000.

3.  TRADING MANAGER

     RXR serves as the trading manager for the assets of the Trading Company. Compensation to RXR for their services is as follows:

Consulting fee: The Trading Company pays a consulting fee at a one percent annual rate based upon the average month-end net assets of the Partnership before reduction for any brokerage commissions or other charges as of such month-end.

Incentive fee: The Trading Company pays an incentive fee to RXR equal to 15 percent of any new trading profit (which includes interest income) achieved by the Trading Company in each calendar quarter. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which New Appreciation is negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a limited partner redeems an investment, the incentive fee is to be paid to RXR through the calendar year quarter. No incentive fees have been paid during the three years ended June 30, 1998.

THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

6.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The fund trades various derivative financial instruments, principally futures and forward contracts.

Market risk: Derivative financial instruments involve varying degrees of off-balance-sheet market risk whereby changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the statements of financial condition. The Partnership's exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

The General partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading activity of the advisors from time to time by the Partnership, daily review of the outstanding positions to consider possible over concentration of an individual Advisor and overall partnership basis and calculating the Partnerships Net Asset Value every day. While the General Partner will, itself, not intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge the advisors to reallocate positions, or itself reallocate Partnerships assets among Advisors. However, such interventions are unusual and the General Partner's basic control procedures consist simply of the ongoing process of advisors selection and monitoring, with market risk controls being applied by the advisors themselves.

THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The notional contract values as of June 30, 1998 and 1997, were as follows:

                                                        1998        1997

Financial futures and forwards contracts:
  Commitments to purchase                          $91,889,000  39,572,000
  Commitments to sell                               24,978,000   8,881,000

Fair value: The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the statement of financial condition and the related income or loss reflected in trading revenues.

The fair value of derivative instruments at June 30, 1998 and 1997, as well as the average fair value for the year then ended is presented in the table that follows. Assets represent unrealized gains and liabilities unrealized losses.

                                      1998                      1997
                         --------------------------   -----------------------
                            Year End       Average      Year End   Average
                           Fair Value     Fair Value   Fair Value Fair Value

Assets (Liabilities):
  Futures                   $  22,000       $(7,000)     $106,000   $123,000
  Forwards                   (21,000)        (2,000)      (3,000)      7,000
                            ---------      ---------    ---------  ---------
                            $   1,000       $(9,000)     $103,000   $130,000
                            =========      =========    =========  =========

Credit risk: During 1996, the Partnership's broker, Rodman & Renshaw, Inc. began utilizing an unrelated clearing broker for all execution and clearing activities related to the Partnership's commodity trading. Margin requirements are satisfied by cash and securities on deposit with such clearing broker in segregated and non segregated interest-bearing accounts. At June 30, 1997 and 1996, all of the equity in commodity futures trading accounts reflected on the statements of financial condition are due principally from the respective unrelated clearing broker, each of whom is a member of nationally recognized futures exchanges. At June 30, 1998, the Partnership utilized Rosenthal Collins. In the event that a clearing broker becomes insolvent, recovery of segregated funds may be limited to a pro rata share of all customer segregated funds available. In such an instance, the Partnership could incur losses to the extent that the recovered amount is less than the total cash and other property deposited with the respective clearing broker.

THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CONTINUED

The Partnership conducts its trading with its futures commission merchant on commodity futures exchanges that are located in Chicago, New York, London, Paris, Singapore, Sydney and other major financial markets. The General Partner monitors the creditworthiness of its futures commission merchant with whom it conducts business.

The Partnership also engages in trading of forward delivery foreign currency contracts. Trading in such contracts is done through a New York Branch of a major European bank and involves a variety of cross-currency forward positions in the major European and Far East currencies.

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange, whereas in over-the-counter transactions, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of default, are generally required in exchange trading, and counterparties may require margin in over-the-counter markets.