Form 10-K/A
period 1998-06-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1998-10-13
CIK 854151

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

   THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP                            SELEC


                                       June 30         June 30        June 30
                                        1998            1997          1996

   REVENUES:
   Trading profit (loss)
    Realized                       $  440,000     $  335,000     $  (42,000)    $  57
    Unrealized                       (103,000)       100,000        (84,000)      (38
    Foreign currency gain (loss)       (4,000)                      (15,000)
                                   ----------     ----------     ----------     -----
    Total trading profit and
      foreign currency gain           334,000        435,000       (141,000)       18
                                   ----------     ----------     ----------     -----
   Guaranteed Yield Pool:
    Accrued interest                  166,000         37,000        568,000        46
    Unrealized market value
      gain (loss)                     139,000         54,000       (168,000)        5
   Interest received                                 497,000
    Realized gain (loss)               19,000       (322,000)
      Total guaranteed yield       ----------     ----------     ----------     -----
         pool revenue                 324,000        266,000        400,000        51
                                   ----------     ----------     ----------     -----
   Interest income                     34,000         45,000         35,000         3
   Illinois replace tax refund
                                   ----------     ----------     ----------     -----
      Total revenues                  692,000        746,000        294,000        74

   EXPENSES:

    Commissions and fees              135,000        205,000        261,000        20
    Consulting fees                    30,000         49,000         61,000         6
    Administrative expenses            96,000         54,000         64,000         6
                                   ----------     ----------     ----------     -----
      Total expenses                  261,000        308,000        386,000        33
                                   ----------     ----------     ----------     -----
   NET INCOME (LOSS)               $  431,000     $  438,000     $  (92,000)    $  40
                                   ==========     ==========     ==========     =====



   TOTAL ASSETS                    $2,934,000     $3,605,000     $5,557,000     $6,77
                                   ----------     ==========     ==========     =====
   TOTAL LIABILITIES               $  140,000     $   44,000     $   78,000     $   5
                                   ----------     ----------     ----------     -----
   PARTNERS' CAPITAL:
    Limited partners (1,321.8557,
      1,967.852, 3,392.4502,
      4,106.4502, and 4,985.7857
      units outstanding in 1998,
      1997, 1996, 1995, and 1994
      respectively)                $2,578,000     $3,371,000     $5,305,000     $6,54

    General partner
      (111.1143 units)                216,000        190,000        174,000        17
                                   ----------     ----------     ----------     -----
   TOTAL PARTNERS' CAPITAL         $2,794,000     $3,561,000     $5,479,000     $6,72
                                   ----------     ----------     ----------     -----
   TOTAL LIABILITIES AND
    PARTNERS' CAPITAL              $2,934,000     $3,605,000     $5,557,000     $6,77
                                   ----------     ==========     ==========     =====
   NET ASSET VALUE PER UNIT
     Limited Partners              $1,950,288     $1,713,035     $1,563.767
     General Partner                1,943,944      1,709,951     $1,563.955

   NET INCOME (LOSS)
     Per Limited Partner Unit         237,253        149,269     (29.823)
     Per General Partner Unit         239,993        143,996     (26.999)

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

     The guaranteed yield pool experienced an unrealized gain of $139,000 in fiscal 1998 compared to a $54,000 unrealized gain in 1997 and a loss of $168,000 in 1996. Notes were sold in October 1997 and January 1998 resulting in a realized gain of $19,000 for fiscal 1998.

     The Fund permits units to be redeemed on a quarterly basis. During the fiscal years ended June 30, 1998 , 1997 and 1996, a total of 646, 1,425 and 714 units were redeemed by Limited Partners for an aggregate redemption value of $1,198,000 $2,356,000, and $1,150,000, respectively.

Year 2000 Issues

     Presently, management's assessment of the Fund's Year 2000 issues is not complete as it has not completed its assessment as to whether third parties with whom it has material relationships are Year 2000 compliant.

     The Fund will complete its assessment before the end of calendar 1998 and, if necessary, make alternative arrangement with other third parties.

     The Fund has not spent any monies on Year 2000 issues to date and does not anticipate projected costs to be material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is submitted as a separate section of this report. (See Index on page number 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants on accounting and financial disclosures during the fiscal years ended June 30, 1998, 1997 and 1996. On February 6, 1998, the Fund, upon the recommendation of the General Partner, dismissed PricewaterhouseCoopers LLP and appointed McGladrey & Pullen, LLP as the Fund's certifying accountant, The change in independent certified accountants was approved by the Board of Directors. The report of PricewaterhouseCoopers LLP on the financial statements for the Fund for the years ended June 30, 1997 and 1996 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended June 30, 1997 and 1996, and during the period from July 1, 1997 through February 6, 1998, the Fund had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Further, during the years ended June 30, 1997 and 1996, and during the period from July 1, 1997 through February 6, 1998, neither the Fund nor anyone on the Fund's behalf consulted McGladrey & Pullen LLP regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Fund's financial statements.

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



/s/ PricewaterhouseCoopers LLP

September 22, 1997