Form 10-Q
period 1998-09-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1998-11-13
CIK 854151

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                  FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


               For the Quarterly period ended September 30, 1998


                       Commission File Number:  2-73692

                      The Balanced Opportunity Fund L.P.
            (Exact name of registrant as specified in its charter)

          Illinois                           36-3655854
     (State or other jurisdiction of    (I.R.S Employer
     incorporation or organization)     Identification No.)


Registrant's telephone number, including area code:(312) 460-9200


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes__X__           No_____



                      The Balanced Opportunity Fund L.P.

                                     Index

                                                                          Page


Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of September 30, 1998 and June 30, 1998             3

     Statements of Operations (unaudited) for the three
     months ended September 30, 1998 and 1997               4

     Statements of Changes in Partners' Capital (unaudited)
     for the three month period ended September 30, 1998
     and the year ended June 30, 1998                       5

     Note to Unaudited Financial Statements -
     September 30, 1998                                     6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I. Financial Information

Item 1. Financial Statements

                        The Balanced Opportunity Fund
                       Statement of Financial Condition

                                                    September 30,
                                                          1998        June 30
Assets                                                (Unaudited)      1998

Equity in futures and forward trading accounts:
 Cash                                                  $  600,458   $  273,139
 Net unrealized gain/(loss) on open contracts             122,492          601
                                                        ---------     --------
   Total equity in futures and forward trading account    722,950      273,740

Guaranteed yield pool, at market                        2,284,842    2,656,969

Other receivable                                            2,230        2,898
                                                         --------     --------
Total Assets                                           $3,010,022   $2,933,607
                                                       ==========   ==========
Liabilities and Partners' Capital

Liabilities:
 Accrued administrative expenses                        $  37,751    $  31,171
 Accrued brokerage commission and fees                     10,460        5,447
 Accrued management fees                                    2,424        4,786
 Accrued incentive fees                                         -            -
 Redemption Payable                                             -            -
 Miscellaneous payables                                         -           20
                                                         --------     --------
                                                           50,635       41,424

Partners' Capital
 Limited Partners (units outstanding 1,374.8557;
   1,967.8520)                                          2,729,912    2,675,918
 General Partner (units outstanding : 111.1143)           229,475      216,265
                                                         --------     --------
                                                        2,959,387    2,892,183
                                                         --------     --------
Total Liabilities and Partners' Capital                $3,010,022   $2,933,607
                                                         ========     ========
Net Asset Value per Unit                                $2,065.22   $ 1,946.33

See Note to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                                           Three Months Ended
                                                             September 30,
Revenues                                                     1998       1997

Trading profit/(loss):
 Realized                                                 $(44,693)   $(14,000)
 Change in unrealized                                      121,905      91,000
Foreign currency gain/(loss)                                 2,332       1,000
                                                          --------    --------
     Total trading profit and
       foreign currency gain/(loss)                         79,544      78,000

Guaranteed yield pool:
 Accrued Interest                                           36,485     196,000
 Unrealized market value gain (loss)                       100,798    (121,000)
                                                          --------    --------
     Total guaranteed yield pool revenue                   137,283      75,000


Interest Income                                              4,517       3,000
                                                          --------    --------
Total Assets                                               221,344     156,000

Expenses

Brokerage commissions                                      $30,042     $60,000
Management fees                                              7,041      14,000
Incentive fees                                                   -           -
Other administrative expenses                               19,500      15,000
State taxes                                                      -           -
                                                          --------    --------
                                                            56,583      89,000
                                                          --------    --------
Net Income/(Loss)                                         $164,761     $67,000
                                                          ========    ========

Net Income/(Loss) Allocated To:
 Limited Partners                                         $151,551   $  65,000
                                                          ========    ========
 General Partners                                          $13,210    $  2,000
                                                          ========    ========
Net Income/(Loss) per unit
  outstanding for entire period                            $118,89    $  19.35
                                                         =========    ========

See Note to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital

                                   Total Units
                                of Partnership   Limited   General
                                      Interest  Partners  Partners       Total

Partners Capital June 30, 1996         3,504  $5,305,000 $ 174,000  $5,479,000

Redemption                            (1,425) (2,356,000)           (2,356,000)
Net Income (loss)                                422,000    16,000     438,000
                                     -------   --------- ---------   ---------

Partners Capital June 30,1997          2,079  $3,371,000 $ 190,000  $3,561,000

Redemption                              (646) (1,197,815)           (1,197,815)
Net Income (loss)                                405,716    26,265     431,441
                                     -------   --------- ---------   ---------
Partners Capital March 31,1998         1,433   2,578,361   216,265   2,794,626

Redemption                                 -           -         -           -
Net Income (loss)                          -     151,551    13,210     164,761
                                     -------   --------- ---------   ---------
Partners Capital September 30, 1998    1,433  $2,729,912 $ 229,475  $2,959,387
                                     =======   ========= =========   =========



                      The Balanced Opportunity Fund L.P.

           Note to Unaudited Financial Statements September 30, 1998


Note - Basis of Presentation

     The unaudited financial statements of The Balanced Opportunity Fund L.P. (the "Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 1998.



Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

 Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was not reduced during the quarter ended September 30, 1998.

Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded and over-the counter contracts was Rosenthal Collins Group, LP. A portion of the Fund's assets have been invested in certain United States treasury obligations. This investment is designed to provide ultimate repayment of the investors' initial contributions. These securities are not used for trading purposes.


Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.

     In the three month period ending September 30, 1998, the Fund experienced trading profits of $79,544 compared to $78,000 for the same period in 1997. In the three month period ending September 30, 1998, the total guaranteed yield pool revenue was $137,283 compared to $75,000 for the same period in 1997.

       At September 30, 1998 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.




   Brokerage commissions and advisory fees, which are based on the net assets of the Fund, declined as a direct result of redemptions.

Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the nine months ended September 30, 1998.

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


Date:  October 22, 1998