Form 10-Q
period 1998-12-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1999-02-16
CIK 854151

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                  FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


               For the Quarterly period ended December 31, 1998


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


                          Yes__X__           No_____



                      The Balanced Opportunity Fund L.P.

                                     Index

                                                                          Page


Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of December 31, 1998 and June 30, 1998              3

     Statements of Operations (unaudited) for the three
     months ended December 31, 1998 and 1997                4

     Statements of Changes in Partners' Capital (unaudited)
     for the three month period ended December 31, 1998
     and the year ended June 30, 1998                       5

     Note to Unaudited Financial Statements -
     December 31, 1998                                      6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I. Financial Information

Item 1. Financial Statements

                        The Balanced Opportunity Fund
                       Statement of Financial Condition

                                                     December 31,
                                                          1998        June 30
Assets                                                (Unaudited)      1998

Equity in futures and forward trading accounts:
 Cash                                                  $  610,339   $  273,000
 Net unrealized gain/(loss) on open contracts              58,056        1,000
                                                        ---------     --------
   Total equity in futures and forward trading account    668,395      274,000

Guaranteed yield pool, at market                        2,283,994    2,657,000

Other receivable                                            2,126        3,000
                                                         --------     --------
Total Assets                                           $2,954,514   $2,934,000
                                                       ==========   ==========
Liabilities and Partners' Capital

Liabilities:
 Accrued administrative expenses                        $  26,138    $  31,000
 Accrued brokerage commission and fees                      7,604        6,000
 Accrued management fees                                    2,444        5,000
 Accrued incentive fees                                         -            -
 Redemption Payable                                             -       98,000
 Miscellaneous payables                                         -            -
                                                         --------     --------
                                                           36,186      140,000

Partners' Capital
 Limited Partners (units outstanding 1,374.8557;
   1,967.8520)                                          2,688,018    2,578,000
 General Partner (units outstanding : 111.1143)           230,309      216,000
                                                         --------     --------
                                                        2,918,328    2,794,000
                                                         --------     --------
Total Liabilities and Partners' Capital                $2,954,514   $2,934,000
                                                         ========     ========
Net Asset Value per Unit                                $2,072.73   $ 1,946.33

See Note to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                      Three Months Ended    Six Months Ended
                                         December 31,        December 31,
Revenues                                 1998      1997      1998      1997

Trading profit/(loss):
 Realized                             $122,007  $(22,000)  $77,314    $270,000
 Change in unrealized                  (64,436)    8,000    57,469     (92,000)
Foreign currency gain/(loss)              (771)   (1,000)   (1,561)     (3,000)
                                      --------  --------  --------    --------
     Total trading profit and
       foreign currency gain/(loss)     56,800   (15,000)  136,344     175,000

Guaranteed yield pool:
 Accrued Interest                       35,228    56,000    71,713     102,000
 Unrealized market value gain (loss)   (26,623)   33,000    74,175      86,000
                                      --------  --------  --------    --------
     Total guaranteed yield pool revenue 8,605    89,000   145,888     188,000


Interest Income                          5,838     8,000    10,355      17,000
                                      --------  --------  --------    --------
Total Revenues                          71,243    82,000   292,587     380,000

Expenses

Brokerage commissions                 $ 28,297  $ 34,000   $58,339     $71,000
Management fees                          7,276     8,000    14,317      17,000
Other administrative expenses           19,500    32,000    39,000      57,000
State taxes                                  -         -         -           -
                                      --------  --------  --------    --------
                                        55,073    74,000   111,656     145,000
                                      --------  --------  --------    --------
Net Income/(Loss)                     $ 16,169  $  8,000 $ 180,930    $235,000
                                      ========  ========  ========    ========

Net Income/(Loss) Allocated To:
 Limited Partners                    $ 151,551  $  8,000 $ 166,886    $222,000
                                      ========  ========  ========    ========
 General Partners                    $  13,210  $      - $  14,044    $ 13,000
                                      ========  ========  ========    ========
Net Income/(Loss) per unit
  outstanding for entire period       $   7.51  $   4.15 $  126.40    $ 117.74
                                     =========  ========  ========    ========
See Note to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital

                                   Total Units
                                of Partnership   Limited   General
                                      Interest  Partners  Partners       Total

Partners Capital June 30, 1996         3,504  $5,305,000 $ 174,000  $5,479,000

Redemption                            (1,425) (2,356,000)           (2,356,000)
Net Income (loss)                                422,000    16,000     438,000
                                     -------   --------- ---------   ---------

Partners Capital June 30,1997          2,079  $3,371,000 $ 190,000  $3,561,000

Redemption                              (646) (1,197,815)           (1,197,815)
Net Income (loss)                                405,716    26,265     431,441
                                     -------   --------- ---------   ---------
Partners Capital June 30, 1998         1,433   2,578,361   216,265   2,794,626

Redemption                                 -    (57,229)         -    (57,229)
Net Income (loss)                          -     166,886    14,044     180,931
                                     -------   --------- ---------   ---------
Partners Capital December 31, 1998     1,433  $2,688,018 $ 230,309  $2,918,328
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

 Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $57,229 from redemptions of units during the quarter ended December 31, 1998.

Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded and over-the counter contracts was Rosenthal Collins Group LP. A portion of the Fund's assets have been invested in certain United States treasury obligations. This investment is designed to provide ultimate repayment of the investors' initial contributions. These securities are not used for trading purposes.



Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.


     In the three month and six month period ending December 31, 1998, the Fund experienced trading profits of $56,800 and $136,344 compared to $(15,000) and $175,000 for the same periods in 1997. In the three month and six month period ending December 31, 1998, the total guaranteed yield pool revenue was $8,605 and $145,888 compared to $89,000 and $188,000 for the same periods in 1997.

     At December 31, 1998 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.

     Brokerage commissions and advisory fees, which are based on the net assets of the Fund, declined as a direct result of redemptions.

Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the nine months ended December 31, 1998.

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


Date:  January 28, 1999