Form 10-Q
period 1999-03-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1999-05-12
CIK 854151

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                  FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For the Quarterly period ended March 31, 1999


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


                          Yes__X__           No_____



                      The Balanced Opportunity Fund L.P.

                                     Index

                                                                          Page


Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of March 31, 1999 and June 30, 1998                 3

     Statements of Operations (unaudited) for the three
     month and nine month periods ended March 31, 1999
     and 1998                                               4

     Statements of Changes in Partners' Capital (unaudited)
     for the nine month period ended March 31, 1999
     and the year ended June 30, 1998                       5

     Note to Unaudited Financial Statements -
     March 31, 1999                                         6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I. Financial Information

Item 1. Financial Statements

                        The Balanced Opportunity Fund
                       Statement of Financial Condition

                                                        March 31,
                                                          1999        June 30
Assets                                                (Unaudited)      1998

Equity in futures and forward trading accounts:
 Cash                                                  $  575,879   $  273,000
 Net unrealized gain/(loss) on open contracts              16,970        1,000
                                                        ---------     --------
   Total equity in futures and forward trading account    592,849      274,000

Guaranteed yield pool, at market                        2,265,328    2,657,000

Other receivable                                            2,027        3,000
                                                         --------     --------
Total Assets                                           $2,860,204   $2,934,000
                                                       ==========   ==========
Liabilities and Partners' Capital

Liabilities:
 Accrued administrative expenses                        $  27,828    $  31,000
 Accrued brokerage commission and fees                      6,820        6,000
 Accrued management fees                                    2,352        5,000
 Accrued incentive fees                                         -            -
 Redemption Payable                                             -       98,000
 Miscellaneous payables                                         -            -
                                                         --------     --------
                                                           37,000      140,000

Partners' Capital
 Limited Partners (units outstanding 1,296.852;
   1,967.8520)                                          2,599,767    2,578,000
 General Partner (units outstanding : 111.1143)           223,437      216,000
                                                         --------     --------
                                                        2,823,205    2,794,000
                                                         --------     --------
Total Liabilities and Partners' Capital                $2,860,204   $2,934,000
                                                         ========     ========
Net Asset Value per Unit                                $2,010.88   $ 1,946.33

See Note to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                      Three Months Ended   Nine Months Ended
                                           March 31,           March 31,
Revenues                                 1999      1998      1999      1998

Trading profit/(loss):
 Realized                             $ 23,334  $ 70,941 $ 100,648   $ 340,226
 Change in unrealized                  (41,086)   88,538    16,383      (2,701)
Foreign currency gain/(loss)              (935)     (178)      626      (2,811)
                                      --------   --------   -------    -------
     Total trading profit and
       foreign currency gain/(loss)    (18,687)  159,301   117,658     334,714

Guaranteed yield pool:
 Accrued Interest                       34,244    45,155   105,957     146,702
 Unrealized market value gain (loss)   (52,910)    4,186    21,265      90,547
                                      --------  --------   -------     -------
     Total guaranteed yield pool revenue(18,666)  49,341   127,222     237,249


Interest Income                          6,198     9,308    16,553      26,726
                                      --------  --------   -------     -------
Total Revenues                         (31,154)  217,680   261,432     598,689

Expenses

Brokerage commissions                 $ 29,529  $ 34,125  $ 87,869    $105,623
Management fees                          7,173     8,373    21,490      25,801
Incentive fees                              -         -         -           -
Other administrative expenses           19,500    19,500    58,500      75,557
State taxes                                 -         -         -        1,305
                                      --------  --------   -------     -------
                                        56,203    61,998   167,859     208,286
                                      --------  --------   -------     -------
Net Income/(Loss)                    $(87,357)  $155,682  $ 93,573    $390,403
                                      ========  ========   =======     =======

Net Income/(Loss) Allocated To:
 Limited Partners                    $(80,485)  $145,898  $ 86,401    $367,536
                                      ========  ========   =======     =======
 General Partners                    $ (6,872)  $  9,784  $  7,172    $ 22,867
                                      ========  ========   =======     =======
Net Income/(Loss) per unit
  outstanding for entire period       $ (61,85) $  88.06  $  64.55    $ 205,80
                                     =========  ========   =======     =======
See Note to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital

                                   Total Units
                                of Partnership   Limited   General
                                      Interest  Partners  Partners       Total

Partners Capital June 30, 1996         3,504  $5,305,000 $ 174,000  $5,479,000

Redemption                            (1,425) (2,356,000)           (2,356,000)
Net Income (loss)                                422,000    16,000     438,000
                                     -------   --------- ---------   ---------

Partners Capital June 30,1997          2,079  $3,371,000 $ 190,000  $3,561,000

Redemption                              (646) (1,197,815)           (1,197,815)
Net Income (loss)                                405,716    26,265     431,441
                                     -------   --------- ---------   ---------
Partners Capital June 30, 1998         1,433   2,578,361   216,265   2,794,626

Redemption                              (29)    (64,995)         -    (64,995)
Net Income (loss)                          -      86,401     7,172      93,573
                                     -------   --------- ---------   ---------
Partners Capital March 31, 1999        1,404  $2,599,767 $ 233,437  $2,823,205
                                     =======   ========= =========   =========



                      The Balanced Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                                March 31, 1999


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

 Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $64,995 from redemptions of units during the quarter ended March 31, 1999.

Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as _daily price fluctuation limits_ or _daily limits_. During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded and over-the counter contracts was Rosenthal Collins Group LP. A portion of the Fund's assets have been invested in certain United States treasury obligations. This investment is designed to provide ultimate repayment of the investors' initial contributions. These securities are not used for trading purposes.



Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.


     In the three month and Nine month period ending March 31, 1999, the Fund experienced trading profits of $-18,687 and $117,658 compared to $159,301 and $334,714 for the same periods in 1998. In the three month and Nine month period ending March 31, 1999, the total guaranteed yield pool revenue was $-18,666 and $127,222 compared to $49,341 and $237,249 for the same periods in 1998.

     At March 31, 1999 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.

     Brokerage commissions and advisory fees, which are based on the net assets of the Fund, declined as a direct result of redemptions.

Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended March 31, 1999.

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


Date:  April 10, 1999