Form 10-K
period 1999-06-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1999-09-27
CIK 854151

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED JUNE 30, 1999.

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

The prospectus included in the partnership's registration statement, Form S-18, No. 2-73692 is incorporated by reference into Part IV of this Form 10-K.












                            Page 1 of 6 pages

        An Index to Exhibits required by Item 14 is found at page 6



                                    PART I

ITEM 1.    BUSINESS

     (a)  General Development of Business

     The Balanced Opportunity Fund, L.P. (the "Partnership") is a limited partnership organized in July, 1989, pursuant to a Limited Partnership Agreement and under the Uniform Limited Partnership Act of the State of Illinois and funded through an offering of limited partnership units. The Partnership commenced trading on March 23, 1990. The Partnership conducts speculative trading of commodity interests.

     Upon commencement of trading, approximately eighty percent of the Partnership's assets was invested in zero coupon United States Government Treasury securities ("notes") so as to yield (I) $1,000 per unit, plus (II) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the "Guaranteed Yield Pool"). Persons who redeem units prior to the approximate six and one-half year period have no such assured return. The Guaranteed Yield Pool zero coupon note matured in February 1998 and in accordance with the Fund's limited partnership agreement a special redemption at the Fund's net asset value was offered to investors on February 28, 1998. A new zero coupon was purchased after the special redemption offer expired. As of June 30, 1999 and 1998, the maturity value of the notes
amounted to $2,400,000 and $3,350,000 respectively.   The remainders of the
Partnership's assets were invested in speculative trading of commodity interests.

     The Balance Opportunity Fund Limited Partnership will terminate on December 31, 2009.

     Rosenthal Collins Futures Management, Inc., an Delaware corporation wholly owned by Rosenthal Collins Group L.P., is the General Partner of the Partnership. In May of 1998 Rosenthal Collins Group, an Illinois Limited Partnership, ("the broker"), was enlisted to act as the commodity clearing firm for the Partnership and it performs various administrative services for the fund. Services performed for the Partnership by the commodity broker or the General Partner under the terms of the Customer and the Limited Partnership Agreements, include the following:


     1. Executes all trades on behalf of the Partnership based on instructions of the Partnership's Trading Manager.

     2.Maintains the Partnership books and records, which limited partners or their duly authorized representatives, may inspect during normal business hours for any proper purpose upon reasonable written notice to the General Partner.

     3. Furnishes each limited partner with a monthly statement describing the performance of the Partnership, which sets forth aggregate management fees, incentive fees, brokerage commissions and other expenses incurred or accrued by the Partnership during the month.

     4. Forwards annual certified financial statements (including a balance sheet and a statement of income and expenses) to each limited partner.



     5. Provides to each limited partner tax information necessary for the preparation of his annual federal income tax return and such other information
as     the CFTC may by regulation require.

     6. Performs secretarial and other clerical responsibilities and furnishes office space, equipment and supplies as may be necessary for supervising the
affairs   of the Partnership.

     7.  Administer the redemption of Units.

     Under the terms of the Customer Agreement, the Partnership pays brokerage commissions to the commodity broker of $50 per round turn per contract for futures contracts.

       The Partnership pays the General Partner, Rosenthal Collins Futures Management, Inc., an annual brokerage fee equal to an annual rate of four percent of the average month-end net assets as a whole, as defined, during the year.

     RXR serves as the Trading Manager and is responsible for selecting all commodity transactions. RXR is not affiliated with Rosenthal Collins Futures Management or with Rosenthal Collins Group. For their services, RXR receives a consulting fee equal to an annual one percent of the month end net assets, before commissions and charges, of the Fund as a whole. The Fund pays a quarterly incentive fee based on new appreciation on Partnership assets attributable to the Trading Manager, which includes the Partnership's interest income. Such quarterly incentive fee will equal 15% of trading profits. If the fund should incur net losses subsequent to any such payment to the Trading Manager, the Trading Manager shall be entitled to retain amounts previously paid by the Fund; however, no subsequent fee will be paid until the Trading Manager's allocation of equity has experienced new appreciation.


Regulation

     Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and futures and options trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The Act requires "Commodity Pool Operators," such as the General Partner and "Commodity Trading Advisors," such as the Trading Manager, to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a Commodity Pool Operator's or Trading Advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.

     In the event that the registration of the General Partner as a Commodity Pool Operator or any Trading Manager's registration as a Commodity Trading Advisor were terminated or suspended, the General Partner and the Trading Manager, respectively, would be unable to continue to manage the business of the Partnership. Should the General Partners' registration be suspended, termination of the Partnership might result. The Act also requires the commodity Broker to be registered as a "Futures Commission Merchant."

     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic commodity exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Most exchanges also limit the changes in commodity futures contract prices that may occur during a single trading day.

     The partnership may trade on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

     (b) Financial Information about Industry Segments

     The Partnership operates in one business segment, speculative trading of commodity futures contracts. The Partnership does not engage in sales of goods or services.

     (c) Narrative Description of Business

     See Items 1 (a) and (b) above.
     (i) through (xii) - not applicable
     (xiii) - the Partnership has no employees

     (d) Financial information about foreign and domestic operations and export sales

     The Partnership does not engage in sales of goods or services. See "Paragraph 1(b) Financial information about industry segments.



                                   PART II

Item 2.  Properties

     The Partnership does not own any properties.

Item 3.  Legal Proceedings

     The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

     (a) Market Information

     There is no trading market for the Units, and none is likely to develop. Units are transferable only after written notice has been given to the General Partner.

     Units may be redeemed upon fifteen days notice at their Net Asset Value (as defined in the Limited Partnership Agreement) as of the end of any calendar quarter, less any early redemption penalty as provided in the Limited Partnership Agreement.

     (b) Holders

     As of June 30, 1999, there were 124 holders of the Limited Partner Units. 1,143.1141 units were outstanding on this date, including 111.1143 units of General Partnership interest.

     (c)  Dividends

     There were no dividends or distributions made in respect of the Units and any future distributions will only be made at the discretion of the General Partner.

Item 6.  Selected Financial Data

     The following page contains a summary of selected consolidated financial data for the Partnership for the fiscal years ended June 30, 1999, 1998, 1997, 1996 and 1995.



THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
SELECTED FINANCIAL DATA

                                    June 30         June 30        June 30        Jun
                                    1999            1998            1997          199

REVENUES:
Trading profit (loss)
 Realized                       $  118,000     $  440,000     $  335,000     $  (42,0
 Unrealized                          8,000       (103,000)       100,000        (84,0
 Foreign currency gain (loss)        1,000         (3,000)                      (15,0
                                ----------     ----------     ----------     --------
 Total trading profit and
   foreign currency gain           127,000        334,000        435,000       (141,0
                                ----------     ----------     ----------     --------
Guaranteed Yield Pool:
 Interest income                    73,000        166,000        534,000        568,0
 Unrealized market value
   gain (loss)                      (3,000)       139,000         54,000       (168,0
 Realized gain (loss)               54,000         19,000       (322,000)
   Total guaranteed yield       ----------     ----------     ----------     --------
      pool revenue                 124,000        324,000        266,000        400,0
                                ----------     ----------     ----------     --------
Interest income                     23,000         34,000         45,000         35,0
Illinois replace tax refund
                                ----------     ----------     ----------     --------
   Total revenues                  274,000        692,000        746,000        294,0

EXPENSES:

 Brokerage commissions and fees    115,000        135,000        205,000        261,0
 Consulting fees                    28,000         30,000         49,000         61,0
 Administrative expenses            78,000         96,000         54,000         64,0
                                ----------     ----------     ----------     --------
   Total expenses                  221,000        261,000        308,000        386,0
                                ----------     ----------     ----------     --------
NET INCOME (LOSS)               $   52,000     $  431,000     $  438,000     $  (92,0
                                ==========     ==========     ==========     ========

TOTAL ASSETS                    $2,572,000     $2,934,000     $3,605,000     $5,557,0



                                ----------     ==========     ==========     ========
TOTAL LIABILITIES               $  310,000     $  140,000     $   44,000     $   78,0
                                ----------     ----------     ----------     --------
PARTNERS' CAPITAL:
 Limited partners
   Units                        1,143.1141     1,432.9963     1,967.4502     3,392.45
   Value                        $2,042,000     $2,578,000     $3,371,000     $5,305,0

 General partner
   (111.1143 units)                220,000        216,000        190,000        174,0
                                ----------     ----------     ----------     --------
TOTAL PARTNERS' CAPITAL         $2,262,000     $2,794,000     $3,561,000     $5,479,0
                                ----------     ----------     ----------     --------
TOTAL LIABILITIES AND
 PARTNERS' CAPITAL              $2,572,000     $2,934,000     $3,605,000     $5,557,0
                                ----------     ==========     ==========     ========
NET ASSET VALUE PER UNIT
  Limited Partners              $ 1,978.49     $ 1,950.29     $1,712,76      $1,563.7
  General Partners                1,978.49       1,943.94      1,709.95       1,565.9

                See notes to consolidated financial statements.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity

     Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with the following analysis.

     Most United States commodity exchanges limit fluctuations in commodity futures and options contract prices during a single day by regulations referred to as "daily price fluctuation limits "or" daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated.

     Commodity futures and options prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures and option prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's commodity futures and options trading operations, the Partnership's assets are highly liquid and are expected to remain so.

Capital Resources

     The Partnership does not intend to raise any additional capital through borrowing. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash, deposits with futures commission merchants and commodity futures investments. Inflation is not a direct factor in the Partnership's profitability although it can influence the attitudes of current investors or potential investors.


Results of Operations

     Trading operations posted a gain of $127,000 for the year ended June 30, 1999 as compared to a net gain of $334,000 in 1998 and a net gain of $435,000 in 1997. The majority of profits were made in long positions in stock market indexes as well as long-term bond instrument, both foreign and domestic.

     The guaranteed yield pool experienced an unrealized loss of $3,000 in fiscal 1999, compared to a $139,000 unrealized gain in 1998 and a gain of $54,000 in 1997. Notes were sold in October, 1998 and April, 1999 resulting in a realized gain of $54,000 for fiscal year 1999.

     Fund units are redeemed on a quarterly basis. During the fiscal year ending June 30, 1999, 290 units with a total value of $585,000 were redeemed.
 During fiscal year 1998 redeemed units equaled 646 with a value of $1,198,000. There were 1,425 units redeemed in 1997 for a total of $2,356,000.



Item 8.  Financial Statements and Supplementary Data

     Financial statements meeting the requirements of Regulation S-X are listed on page F-1 of this report.

     The supplementary financial information, specified by Item 302 of Regulation S-K, is not applicable.

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Partnership has no directors or executive officers. The Partnership is managed by its General Partner. The Trading Manager makes trading decisions for the Partnership. The General Partner is Rosenthal Collins Futures Management, Inc., which is owned by Rosenthal Collins Group, L.P. The address of the General Partner is 216 W. Jackson Blvd. Suite 300, Chicago, Illinois 60606.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The Fund is managed by the General Partner as described in "Item 1. Business" herein.

     During the past year, RXR acted as the Partnership's sole Trading Manager, pursuant to the Management Contracts described in "Item 1. Business." For the year ended June 30, 1999. RXR was paid $28,000 in consulting fees. For the year ended June 30, 1999 Rosenthal Collins Futures Management, Inc. has been paid $70,000 in brokerage fees, and Rosenthal Collins Group has been paid $45,000 in brokerage clearing commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

     The Trading Manager, RXR, owns no units in the Partnership. On June 30, 1999 Rosenthal Collins Futures Management, Inc., the General Partner, owned 8.7% of the Fund while Bass Oil Co. Inc. Profit Sharing Plan, a Limited Partner owned 7.0% and James B. Debusk IRA, a Limited Partner, owned 5.5%.

     (b)  Security Ownership of Management

     Under the terms of the Limited Partnership agreement, the Partnership's affairs are managed by the General Partner and the Trading Manager has discretionary authority over the Partnership's commodity investments. As of June 30, 1999 the General Partner's interest in the Partnership was worth $219,839.

     (c) Changes in Control

     The Fund's General Partner is Rosenthal Collins Futures Management, Inc., a Delaware corporation. The General Partner was a wholly-owned subsidiary of Rodman & Renshaw Capital Group, Inc. until April 24, 1998 when it was sold to Rosenthal Collins Group, L.P., an Illinois Limited Partnership. Rosenthal Collins Group, L.P. is a registered Futures Commission Merchant and has served as the clearing broker for The Balanced Opportunity Fund, L.P. since April 24, 1998. Prior to that date, Rand Financial Services was the clearing broker for the Fund. In March of 1999, Rodman & Renshaw Futures Management Inc. changed its business name to Rosenthal Collins Futures Management, Inc..

     J. Robert Collins is a General Partner of Rosenthal Collins Group and is the President of Rosenthal Collins Futures Management, Inc., the General Partner of the Balanced Opportunity Fund, L.P.



Item 13.  Certain Relationships and Related Transactions


     Refer to Item 12, section (c)

     The General Partner, Rosenthal Collins Futures Management, Inc., is a Corporation wholly owned by Rosenthal Collins Group.

     All charges are described in Item 1. Business, and amounts paid are described in Item 11. Executive Compensation.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  (1)  Financial Statements

          See Index to Financial Statements on page F-1.

     (a)  (2)  Financial Statements Schedules

        Schedules are omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or the notes thereto.

     (a)  (3)  Exhibits

        (3)  Articles of Incorporation and By-laws

       a.  Limited Partnership Agreement (attached to the Prospectus as
Exhibit B)

       b.  Subscription Requirements (attached to the Prospectus as Exhibit B)

       c.  Power of Attorney (attached to the Prospectus as Exhibit B)

       d.  Request for Redemption (attached to the Prospectus as Exhibit D)

          (10)  Material Contracts

       a. Brokerage Agreement between the Partnership and Rosenthal Collins Group, L.P.

       b.  Advisory contract between Registrant and RXR.

     (b)  Reports on Form 8-K

          None.



                               INDEX OF EXHIBITS


            (The following exhibits have been previously filed)

Exhibit                     Description
Number

3.1      Limited Partnership Agreement (attached  to the Prospectus as  Exhibit
A).

3.2      Subscription Requirements (attached to the Prospectus as Exhibit B).

3.3      Power of Attorney (attached to the Prospectus as Exhibit C).

3.4      Request for Redemption (attached to the Prospectus as Exhibit D).

10.01    Customer Agreement between Registrant and Rosenthal Collins Group

10.02    Advisory contract between Registrant and RXR



                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its  behalf by  the undersigned,  thereunto duly  authorized, in  the City  of
Chicago and State of Illinois on the         day of              , 1999.


THE BALANCED OPPORTUNITY FUND, L.P.
                                                     STATE OF ILLINOIS
                                                     COUNTY OF COOK
By ROSENTHAL COLLINS FUTURES MANAGEMENT, INC.        SUBSCRIBED and SWORN
                                                     to before me
                                                     this           day of
                                                                  1999


         By J. Robert Collins
              President



                    The Balanced Opportunity Fund, L.P.
                     (An Illinois Limited Partnership)

                       INDEX TO FINANCIAL STATEMENTS

                                                     Pages

Independent Auditor's Report                             F-2

Financial Statements:
     Consolidated statements of financial condition,     F-3
       June 30, 1999 and 1998

     Consolidated statements of income and expenses
       for the fiscal years ended June 30, 1999,
       1998, and 1997                                    F-4

     Consolidated statements of changes in partners'
       Capital for the years ended June 30, 1999,
       1998, and 1997                                    F-5

     Notes to consolidated financial statements          F-6/F-10



Schedules are omitted because they are inapplicable or equivalent information has been included elsewhere herein.



                    [LETTERHEAD OF McGLADREY & PULLEN, LLP]


                         INDEPENDENT AUDITOR'S REPORT

The Partners of The Balanced Opportunity
  Fund Limited Partnership


We have audited the accompanying consolidated statements of financial condition of The Balanced Opportunity Fund Limited Partnership as of June 30, 1999 and 1998, and the related consolidated statements of operations and changes in partners' capital for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of The Balanced Opportunity Fund Limited Partnership for the years ended June 30, 1997, were audited by other auditors, whose report, dated September 22, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Balanced Opportunity Fund Limited Partnership as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ McGLADREY & PULLEN, L.L.P.


Chicago, Illinois
August 27, 1999




THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1999 and 1998

             ASSETS                                       1999          1998

Equity in commodity futures trading accounts:
 Cash                                                  $  573,000   $  273,000
 Net unrealized gain on open contracts                      9,000        1,000
                                                       ----------   ----------
     Total equity in commodity futures trading accounts   582,000      274,000

Guaranteed yield pool - at market                       1,198,000    2,657,000

Other receivables                                           2,000        3,000
                                                       ----------   ----------
         Total assets                                  $2,572,000   $2,934,000
                                                       ==========   ==========

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued administrative expenses                     $   34,000   $   31,000
   Accrued commissions and fees                             7,000        6,000
   Accrued management fees                                  2,000        5,000
   Redemptions payable                                    267,000       98,000
                                                       ----------   ----------
         Total liabilities                                310,000      140,000
                                                       ----------    ---------
Partners' capital:
   Limited partners (units outstanding:
     1999 - 1,031.9998; 1998 - 1,321.8520)              2,042,000    2,578,000
   General partner (units outstanding: 111.1143)          220,000      216,000
                                                       ----------   ----------
            Total partners' capital                     2,262,000    2,794,000
                                                       ----------   ----------
         Total liabilities and partners' capital       $2,572,000   $2,934,000
                                                       ==========   ==========
Net asset value per unit:
  Limited Partners                                    $1,978.4930   $1,950.288
  General Partners                                     1,978.4892   $1,943.944
                                                       ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.
                                      F-3



THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 1998, 1997 and 1996

                                                 1998        1997       1996

Revenues:
  Trading profit (loss):
    Realized                                 $  118,000  $  440,000  $ 335,000
    Unrealized                                    8,000    (102,000)   100,000
  Foreign currency gain (loss)                    1,000      (4,000)        -
                                             ----------  ----------  ---------
           Total trading profit and foreign
                 currency gain (loss)           127,000     334,000    435,000
                                             ----------  ----------   --------
Guaranteed yield pool:
  Interest income                                73,000     166,000    534,000
  Unrealized market value gain (loss)            (3,000)    139,000     54,000
  Realized gain (loss)                           54,000      19,000   (322,000)
                                             ----------  ----------  ---------
           Total guaranteed yield pool revenue  124,000     324,000     266,000
                                             ----------  ----------  ---------
Interest income                                  23,000      34,000      45,000
                                             ----------  ----------  ---------
           Total revenues                       274,000     692,000     746,000
                                             ----------  ----------  ---------
Expenses:
  Brokerage commissions and fees                115,000     135,000     205,000
  Consulting fees                                28,000      30,000      49,000
  Administrative expenses                        78,000      96,000      54,000
                                             ----------  ----------  ---------
           Total expenses                       221,000     261,000     308,000
                                             ----------  ----------  ---------
           Net income (loss)                 $   53,000  $  431,000  $  438,000
                                             ==========  ==========  =========
Net income (loss) allocated to:
  General partner                            $    4,000  $   26,000  $   16,000
                                             ==========  ==========  =========
  Limited partners                           $   49,000  $  405,000  $  422,000
                                             ==========  ==========  =========
Increase (decrease) in net asset value per Limited Partner
  unit outstanding throughout each period    $   28.000  $  237.253  $  149.269
                                             ==========  ==========  =========
Increase (decrease) in net asset value per General Partner
  unit outstanding throughout each period    $   35.000  $  239.993  $  143.996
                                             ==========  ==========  =========

        The accompanying notes are an integral part of the consolidated financial statements.

THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL for the years ended June 30, 1998, 1997 and 1996

                                       TOTAL
                                    UNITS OF
                                 PARTNERSHIP     LIMITED   GENERAL
                                    INTEREST    PARTNERS   PARTNER        TOTAL

Partners' capital, June 30, 1996$3,503.5645  $5,305,000  $174,000   $5,479,000

  Redemptions                   (1,424.5982) (2,356,000)        -   (2,356,000)
  Net income                            -       422,000    16,000      438,000
                                 -----------  --------------------- ----------
Partners' capital, June 30, 1997 2,078.9663  $3,371,000  $190,000   $3,561,000

  Redemptions                     (646.0000) (1,198,000)        -   (1,198,000)
  Net income                            -       405,000    26,000      431,000
                                 -----------  --------------------- ----------
Partners' capital, June 30, 1998 1,432.9663  $2,578,000  $216,000   $2,794,000

  Redemptions                     (289.8522)   (585,000)        -     (585,000)
  Net income                            -        49,000     4,000       53,000
                                 -----------  --------------------- ----------
Partners' capital, June 30, 1999 1,431.1141  $2,042,000  $220,000   $2,262,000
                                 ===========  ====================  ==========


See Notes to Financial Statements.

              THE BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership: The Balanced Opportunity Fund, Limited Partnership (The Fund or the Partnership) was organized under the Illinois Revised Uniform Limited Partnership Act in July 1989 to engage in the speculative trading of commodity futures, forward contracts, and other commodity interests. It is subject to the regulations of the Commodity Futures Trading Commission (CFTC), an agency of the U.S. Government that regulates most aspects of the commodity futures industry, the rules of the National Futures Association (NFA), an industry self-regulatory organization, and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of futures commission merchants (FCMs) through which the Partnership trades.

50,000 units of Limited Partnership interest were available during the initial offering period. The Partnership is closed and not presently selling additional units.

The General Partner and each Limited Partner share in the profits and losses of the partnership in proportion to their respective interest in the partnership. A Limited Partner's loss is limited to the amount of his or her investment.

Approximately 80 percent of the Fund's assets at the commencement of trading was invested in zero coupon United States Government Treasury Securities (Stripped Notes) so as to yield (i) $1,000 per unit, plus (ii) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the Guaranteed Yield Pool). Due to the interest rate sensitivity of the market value of the Stripped Notes, persons who redeem prior to the dissolution date have no such assured return. The Guaranteed Yield Pool note matured in February 1997 and in accordance with the Fund's limited partnership agreement, a special redemption at the Fund's net asset market value was offered to investors on February 28, 1997. A new Stripped Note was purchased after the special redemption offer expired. As of June 30, 1999, 1998 and 1997, the maturity value of the Stripped Notes amounted to $2,400,000, $3,350,000 and $3,900,000, respectively. The remainder of the Fund's assets was invested in the Trading Company, in which the Fund is the sole limited partner and possessor of substantially all the beneficial interest.

The two-tier structure of the Fund and the Trading Company insulates the Guaranteed Yield Pool against any liability for losses which might be incurred by the Trading Company. Consequently, the Fund controls all of the substantive activities of the Trading Company and, as such, has consolidated its results for financial reporting purposes.

The Fund has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.



              THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Significant accounting policies are as follows:

Principles of consolidation: All material intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements include the Trading Company and the Guaranteed Yield Pool (collectively, the Fund or the Partnership).

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition: Futures contracts are recorded on trade date and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statement of financial condition are included in equity in broker trading accounts. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Market value of futures contracts is based upon exchange settlement prices.

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

Income taxes: No provision for federal income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on their respective share of the Partnership's income and expenses as reported for income tax purposes. The Partnership is required to pay an Illinois replacement tax of 1.5% of net income related to those limited partners who are not otherwise subject to the tax.

Dissolution of Partnership:  The Partnership will terminate on December 31,
2009.

Newly issued accounting standards: In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133) was issued. The Company adopted SFAS 133 during 1998. The impact of adoption on the Company's financial position and results of operations was not material.


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


2.   GENERAL PARTNER

For the fiscal years ended June 30, 1996 and 1997, the General Partner has been Rodman & Renshaw Futures Management, Inc. In April 1999, the General Partner changed its name to Rosenthal Collins Futures Management, Inc. Effective April 1998, the General Partner became a wholly owned subsidiary of Rosenthal Collins Group, L.P. (Rosenthal Collins). The General Partner conducts and manages the business of the Partnership and was required by the Limited Partnership Agreement to make an initial investment in the Partnership equal to the lesser of $100,000 or 3% of the total contributions to the Partnership, but in no event less than 1% of such contributions.


3.  OPERATING EXPENSES

Brokerage commissions payable to the respective FCM or General Partner include other trading fees and are charged based on a percentage of partnership net assets. Also, the Partnership incurs ongoing legal, accounting and administrative costs.

4.  RELATED PARTY TRANSACTIONS

In fiscal years 1996 and 1997, Rodman & Renshaw, Inc., an affiliate of Rosenthal Collins Futures Management, Inc., formerly Rodman & Renshaw Futures Management, Inc., was the Partnership's FCM. Effective June 30, 1998, Rosenthal Collins became the Partnership's FCM.

The Partnership pays the FCM (General Partner in 1998) 0.333 of 1% (a 4% annual rate) of the Partnership's month-end assets for brokerage and other services. Furthermore, the Partnership pays all "give-up" fees, as defined. For the years ended June 30, 1999, 1998, and 1997, brokerage commission expenses totaled $115,000, $135,000 and $205,000, respectively. As of June 30, 1999, brokerage commissions payable to the General Partner were $7,000.


              THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.   TRADING MANAGER

RXR serves as the trading manager for the assets of the Trading Company. Compensation to RXR for their services is as follows:

Consulting fee: The Trading Company pays a consulting fee at a one percent annual rate based upon the average month-end net assets of the Partnership before reduction for any brokerage commissions or other charges as of such month-end.

Incentive fee: The Trading Company pays an incentive fee to RXR equal to 15 percent of any new trading profit (which includes interest income) achieved by the Trading Company in each calendar quarter. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which New Appreciation is negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a limited partner redeems an investment, the incentive fee is to be paid to RXR through the calendar year quarter. No incentive fees have been paid during the three years ended June 30, 1999.

6.  DISTRIBUTIONS AND REDEMPTIONS

A Limited Partner may request and receive redemption of units owned as of any calendar quarter-end upon ten days' written notice to the General Partner.

The General Partner does not presently intend to make regular distributions of either profits or capital to Limited Partners, although it may, if doing so, would not reduce the Partnership's asset base to a level which would impair the Partnership's objective. In the event that the Partnership recognizes substantial profits, the General Partner may reconsider, but there can be no assurance whatsoever that any distributions will be made. Accordingly, the Limited Partners may incur current income tax liabilities in excess of any distributions received by them from the Partnership.

7.  DEPOSITS WITH BROKERS

The Partnership deposits cash and U.S. Government securities with FCMs subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such brokers. The Partnership earns interest income on its cash deposited with the brokers.






              THE BALANCED OPPORTUNITY FUND  LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.  TRADING ACTIVITIES AND RELATED RISKS

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). Trading gains from derivatives for the years ended June 30, 1999, 1998, and 1997, are reflected in the statement of operations. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts. These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures and options on futures contracts requires margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CEAct) requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

The General Partner has established procedures to actively monitor and minimize market and credit risks. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership believes that the carrying value of its financial instruments is a reasonable estimate of fair value. Equity in commodity futures trading accounts and the United States Treasury securities are recorded at market using market quotations from the Partnership's FCM. The fair value of all other financial instruments reflected in the statement of financial condition (primarily receivable from commodity broker and accrued expenses) approximate the recorded value due to their short-term nature.


