Form 10-Q
period 1999-09-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 1999-11-03
CIK 854151

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                  FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


               For the Quarterly period ended September 30, 1999


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


                          Yes__X__           No_____



                      The Balanced Opportunity Fund L.P.

                                     Index

                                                                          Page


Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of September 30, 1999 and 1998                      3

     Statements of Operations (unaudited) for the three
     months ended September 30, 1999 and 1998               4

     Statements of Changes in Partners' Capital (unaudited)
     for the three month period ended September 30, 1999
     and the years ended June 30, 1999, 1998 and 1997       5

     Notes to Unaudited Financial Statements -
     September 30, 1999                                     6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I. Financial Information

Item 1. Financial Statements

                        The Balanced Opportunity Fund
                       Statement of Financial Condition
                                  (Unaudited)

                                                    September 30,  September 30
                                                          1999         1998
Assets

Equity in futures and forward trading accounts:
 Cash                                                    $467,850     $600,458
 Net unrealized gain/(loss) on open contracts              (2,943)     122,492
                                                        ---------    ---------
   Total equity in futures and forward trading account    464,907      722,950

Guaranteed yield pool, at market                        1,798,609    2,284,842

Other receivable                                            1,575        2,231
                                                         --------    ---------
Total Assets                                           $2,265,091   $3,010,023
                                                       ==========   ==========
Liabilities and Partners' Capital

Liabilities:
 Accrued administrative expenses                        $  28,237      $37,751
 Accrued brokerage commission and fees                      5,223       10,460
 Accrued management fees                                    1,855        2,424
 Accrued incentive fees                                         -           -
 Redemption Payable                                             -           -
 Miscellaneous payables                                         -           -
                                                         --------    ---------
                                                           35,315       50,635

Partners' Capital
 Limited Partners (units outstanding 1,031.8857;
  1,374.8557)                                           2,013,035    2,729,913
 General Partner (units outstanding : 111.1143)           216,741      229,475
                                                         --------    ---------
                                                        2,229,776    2,959,388
                                                         --------     --------
Total Liabilities and Partners' Capital                $2,265,091   $3,010,023
                                                         ========   ==========
Net Asset Value per Unit                               $ 1,950.61   $ 2,065.22

See Notes to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                                           Three Months Ended
                                                             September 30,
Revenues                                                     1999       1998

Trading profit/(loss):
 Realized                                                $  (6,115)   $(45,828)
 Change in unrealized                                      (11,671)    121,905
Foreign currency gain/(loss)                                 1,371       2,351
                                                          --------    --------
     Total trading profit and
       foreign currency gain/(loss)                        (16,415)     78,428

Guaranteed yield pool:
 Accrued Interest                                           28,975      36,485
 Unrealized market value gain (loss)                        (4,294)    106,397
                                                          --------    --------
     Total guaranteed yield pool revenue                    24,681     142,882


Interest Income                                              5,048       4,517
                                                          --------    --------
Total Income                                                13,314     225,827

Expenses

Brokerage commissions                                    $  23,109     $28,926
Management fees                                              5,574       7,041
Incentive fees                                                   -           -
Other administrative expenses                               16,500      19,500
State taxes                                                      -           -
                                                          --------    --------
                                                            45,181      55,467
                                                          --------    --------
Net Income/(Loss)                                         $(31,867)   $170,360
                                                          ========    ========

Net Income/(Loss) Allocated To:
 Limited Partners                                         $(28,769)   $157,150
                                                          ========    ========
 General Partners                                         $ (3,098)    $13,210
                                                          ========    ========
Net Income/(Loss) per unit
  outstanding for entire period                           $ (27.88)    $118.89
                                                         =========    ========

See Notes to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital

                                   Total Units
                                of Partnership   Limited   General
                                      Interest  Partners  Partners       Total

Partners Capital June 30, 1996         3,504 $5,305,000 $ 174,000   $5,479,000

Redemption                            (1,425) (2,356,000)           (2,356,000)
Net Income (loss)                                422,000    16,000     438,000
                                     -------   --------- ---------   ---------

Partners Capital June 30, 1997         2,079  $3,371,000 $ 190,000  $3,561,000

Redemption                             (646)  (1,198,355)           (1,198,355)
Net Income (loss)                                405,716    25,953     431,669
                                     -------   --------- ---------   ---------
Partners Capital June 30, 1998         1,433   2,578,361   215,953   2,794,314

Redemption                              (290)   (584,864)        -    (584,864)
Net Income (loss)                          -      48,307     3,886      52,193
                                     -------   --------- ---------   ---------
Partners Capital June 30, 1999         1,143   2,041,804   219,839   2,261,643

Net Income (loss)                          -     (28,769)   (3,098)    (31,867)
                                     -------   --------- ---------   ---------
Partners Capital September 30, 1999    1,143  $2,013,035 $ 216,741  $2,229,776
                                     =======   ========= =========   =========

See Notes to Financial Statements.



The Balanced Opportunity Fund L.P.

Notes to Unaudited Financial Statements September 30, 1999


Note - Basis of Presentation

     The unaudited financial statements of The Balanced Opportunity Fund L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 1999.



Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

 Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $266,804 from redemptions of units during the quarter ended September 30, 1999.


Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded and over-the counter contracts was Rosenthal Collins Group LP. A portion of the Fund's assets have been invested in certain United States treasury obligations. This investment is designed to provide ultimate repayment of the investors' initial contributions. These securities are not used for trading purposes.

Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.

     In the three month period ending September 30, 1999, the Fund experienced trading losses of $16,415 compared to trading gains of $78,428 for the same periods in 1998. In the three month period ending September 30, 1999, the total guaranteed yield pool revenue was $24,681 compared to $142,882 for the same periods in 1998.

     At September 30, 1999 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.




     Brokerage commissions and advisory fees, which are based on the net assets of the Fund, declined as a direct result of redemptions.


Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended September 30, 1999.





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


                      The Balanced Opportunity Fund L.P.
                                 (Registrant)





By:  Rosenthal Collins Futures Management, Inc., General Partner



By:     /s/ J. Robert Collins
     ----------------------------
     J. Robert Collins, President


Date:  October 10, 1999