Form 10-Q
period 1999-12-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 2000-02-14
CIK 854151

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-Q

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the Quarterly period ended December 31, 1999

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

                           Yes__X__           No_____



                      The Balanced Opportunity Fund L.P.

                                     Index
                                                                          Page

Part I - Financial Information

Item 1.   Financial Statements

Statements of Financial Condition (unaudited)
as of December 31, 1999 and 1998                                          3

Statements of Operations (unaudited) for the three
And six month periods ended December 31, 1999 and 1998                    4

Statements of Changes in Partners' Capital (unaudited)
for the six month period ended December 31, 1999
and the years ended June 30, 1999, 1998 and 1997                          5

Notes to Unaudited Financial Statements -
December 31, 1999                                                         6

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  7

Part II - Other Information                                               8

Item 3.  Exhibits and Reports on Form 8-K                                 8

Signatures                                                                9



Part I. Financial Information

Item 1. Financial Statements

                        The Balanced Opportunity Fund
                      Statement of Financial Condition
                                  (Unaudited)

                                                    December 31, December 31
                                                         1999     1998
Assets

Equity in futures and forward trading accounts:
 Cash                                                   $346,303  $610,339
 Net unrealized gain/(loss) on open contracts             12,766    58,056
                                                       --------- ---------
Total equity in futures and forward trading account      359,069   668,395
Guaranteed yield pool, at market                       1,798,609 2,284,842
Other receivable                                           2,132     2,126
                                                        -------- ---------
Total Assets                                          $2,163,170 $2,954,514
                                                      ========== ==========
Liabilities and Partners' Capital

Liabilities:
 Accrued administrative expenses                       $  29,448   $26,138
 Accrued brokerage commission and fees                     6,368     7,604
 Accrued management fees                                   3,564     2,444
 Accrued incentive fees                                        -        -
 Redemption Payable                                            -        -
 Miscellaneous payables                                        -         -
                                                        -------- ---------
                                                          39,380    36,186
Partners' Capital
 Limited Partners (units outstanding 1,002.0000;
  1,296.8520)                                          1,911,787 2,688,019
 General Partner (units outstanding : 111.1143)          212,002   230,309
                                                        -------- ---------
                                                       2,123,789 2,918,328
                                                        --------  --------
Total Liabilities and Partners' Capital               $2,163,169 $2,954,514
                                                        ======== ==========
Net Asset Value per Unit                              $ 1,907.97 $ 2,072.73
                                                        ======== ==========
See Notes to the unaudited financial statements



                     The Balanced Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                       Three Months Ended    Six Months Ended
                                          December 31,        December 31,
Revenues                                1999      1998      1999       1998

Trading profit/(loss):
  Realized                           $ (27,464) $122,007 $ (33,580)    $77,314
 Change in unrealized                   15,709   (64,436)    4,308      57,469
 Foreign currency gain/(loss)           (2,373)     (771)   (1,002)      1,561
                                      --------  --------  --------    --------
     Total trading profit and
        foreign currency gain/(loss)   (14,128)   56,800   (30,544)    136,344

Guaranteed yield pool:
  Accrued Interest                      29,464    35,228    58,439      71,713
  Unrealized market value gain (loss)  (24,747)  (26,623)  (29,041)     74,175
                                      --------  --------  --------    --------
     Total guaranteed yield pool revenue 4,717     8,606    29,397     145,888
  Interest Income                        4,202     5,838     9,250      10,355
                                      --------  --------  --------    --------
Total Revenues                          (5,209)   71,244     8,103     292,587

Expenses
 Brokerage commissions                 $21,902  $ 28,299   $45,009     $58,339
 Management fees                         5,357     7,276    10,930      14,317
 Other administrative expenses          15,000    19,500    31,500      39,000
 State taxes                                 -         -         -           -
                                      --------  --------  --------    --------
                                        42,259    55,075    87,438     111,656
                                      --------  --------  --------    --------
 Net Income/(Loss)                    $(47,468) $ 16,169  $(79,335)  $ 180,931
                                      ========  ========  ========    ========
 Net Income/(Loss) Allocated To:
   Limited Partners                   $(42,730)  $ 15,335 $(71,499)  $ 166,886
                                      ========  ========  ========    ========
   General Partners                   $ (4,738) $    834  $ (7,836)  $  14,045
                                      ========  ========  ========    ========
 Net Income/(Loss) per unit
   outstanding for entire period      $ (42.64) $   7.51  $ (70.52)  $  126.40
                                     =========  ========  ========    ========

See Notes to the unaudited financial statements



                      The Balanced Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital

                             Total Units
                          of Partnership     Limited     General
                               Interest    Partners     Partners         Total

Partners Capital June 30, 1996    3,504  $5,305,000    $ 174,000    $5,479,000

 Redemption                      (1,425) (2,356,000)                (2,356,000)
 Net Income (loss)                          422,000       16,000       438,000
                                -------   ---------    ---------     ---------
Partners Capital June 30, 1997    2,079  $3,371,000    $ 190,000    $3,561,000

 Redemption                        (646) (1,198,000)            -   (1,198,000)
 Net Income (loss)                          405,000       26,000       431,000
                                -------   ---------    ---------     ---------

Partners Capital June 30, 1998    1,434   2,578,000      216,000     2,794,000

 Redemption                       (290)   (585,000)            -      (585,000)
 Net Income (loss)                    -      49,000        4,000        53,000
                                -------   ---------    ---------     ---------
Partners Capital June 30, 1999     1,143   2,042,000     220,000     2,262,000

 Redemption                       (115)   (325,000)            -      (325,000)
 Net Income (loss)                    -    (71,000)      (8,000)       (79,000)
                                -------   ---------    ---------     ---------
Partners Capital
 December 31, 1999                1,028   $1,646,000   $ 212,000    $1,858,000
                                =======   =========    =========     =========

See Notes to unaudited financial statements.



                      The Balanced Opportunity Fund L.P.
                   Notes to Unaudited Financial Statements
                               December 31, 1999

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



Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $58,518 from redemptions of units during the quarter ended December 31, 1999.

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

     In the three month period ending December 31, 1999, the Fund experienced trading losses of $14,128 compared to trading gains of $56,800 for the same periods in 1998. In the three month period ending December 31, 1999, the total guaranteed yield pool revenue was $4,717 compared to $8,606 for the same periods in 1998.

     At December 31, 1999 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.




     Brokerage commissions and advisory fees, which are based on the net assets of the Fund, declined as a direct result of redemptions.

Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended December 31, 1999.




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


                       The Balanced Opportunity Fund L.P.
                                 (Registrant)


By:  Rosenthal Collins Futures Management, Inc., General Partner

By:     /s/ J. Robert Collins
----------------------------
J. Robert Collins, President
 Date:  January 20, 2000