Form 10-Q
period 2000-03-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 2000-05-15
CIK 854151

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON D.C. 20549

                                           FORM 10-Q

                       Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

                        For the Quarterly period ended March 31, 2000

                             Commission File Number:  2-73692

                             The Balanced Opportunity Fund L.P.
                  (Exact name of registrant as specified in its charter)

                 Illinois                                       36-3655854
      (State or other jurisdiction of                        (I.R.S Employer
       incorporation or organization)                        Identification
No.)


       Registrant's telephone number, including area code:  (312) 460-9200

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes_ X__                          No____

                               The Balanced Opportunity Fund L.P.

                                            Index


                                                                        Page
Part I - Financial Information

Item 1.   Financial Statements

      Statements of Financial Condition
      as of March 31, 2000  (unaudited)and June 30, 1999                  3

      Statements of Operations (unaudited) for the three
      month and nine month periods ended March 31, 2000
      and 1999                                                            4

      Note to Unaudited Financial Statements - March 31, 2000             5

Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 6

Part II - Other Information                                               7

Item 3.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                8

                           The Balanced Opportunity Fund L.P.
                            Statement of Financial Condition


                                                     (Unaudited)
                                                       March 31,   June 30,
                                                        2000         1999

Equity in futures and forward trading accounts:
  Cash                                                $ 269,247   $ 573,000
  Net unrealized gain on open contracts                  52,354       9,000
                                                      ---------    --------
           Total equity in futures and
             forward trading account                    321,601     582,000

Guaranteed yield pool, at market                      1,824,812   1,988,000

Other receivable                                          1,363       2,000
                                                      ---------   ---------
Total Assets                                         $2,147,776  $2,572,000
                                                      =========   =========

Liabilities and Partners' Capital

Liabilities:
  Accrued administrative expenses                     $  19,183    $ 34,000
  Accrued brokerage commission and fees                   5,359       7,000
  Accrued management fees                                 5,229       2,000
  Redemption payable                                         -      267,000
                                                      ---------    ---------
                                                         29,771     310,000

Partners' Capital
  Limited Partners (units outstanding: 2000 - 987;
     1999 - 1,032)                                    1,903,692   2,042,000
  General Partner (units outstanding: 111.1141)         214,313     220,000
                                                      ---------   ---------
                                                      2,118,005   2,262,000
                                                      ---------   ---------
Total Liabilities and Partners' Capital              $2,147,776  $2,572,000
                                                      =========   =========

Net Asset Value per Unit                              $1,928.77   $1,978.49
                                                      =========   =========
See Note to Unaudited Financial Statements

                          The Balanced Opportunity Fund L.P.
                               Statement of Operations
                                    (Unaudited)

                              Three Months Ended         Nine Months Ended
                                  March 31,                  March 31
                              2000          1999        2000           1999
Revenues

Trading profit/(loss):
  Realized                   $ (2,356)     $ 23,334     $(35,936)     $100,648
  Change in unrealized         39,587       (41,086)      43,625        16,383
Foreign currency gain/(loss)      231          (935)        (771)          626
                             --------       --------     -------      --------
     Total trading profit (loss)
       and foreign currency
       gain (loss)             37,462       (18,687)       6,918       117,657

Guaranteed yield pool:
  Accrued interest             29,633        34,244       88,072       105,957
  Unrealized market value
    gain (loss)                (6,445)      (52,910)     (35,486)       21,265
                             --------       --------     -------      --------
     Total guaranteed yield
       pool revenue            23,188       (18,666)      52,586       127,222

Interest Income                 3,854         6,198       13,104        16,553
                             --------       --------     -------      --------
Total revenues                 64,504       (31,155)      72,608       261,432

Expenses

Brokerage commissions        $ 21,440      $ 29,529     $ 66,449      $ 87,869
Management fees                 5,229         7,173       16,159        21,490
Other administrative expenses  15,000        19,500       46,500        58,500
                             --------       --------     -------      --------
                               41,669        56,202      129,108       167,859
                             --------       --------     -------      --------
Net Income/(Loss)            $ 22,835      $(87,357)    $(56,500)     $ 93,573
                             ========       ========     =======      ========
Net Income/(Loss) Allocated To:
  Limited Partners           $ 20,524      $(80,485)    $(50,975)      $86,401
                             ========       ========     =======      ========
  General Partners           $  2,311      $ (6,872)    $ (5,525)      $ 7,172
                             ========       ========     =======      ========
Net Income/(Loss) per unit
  outstanding for entire
  period                     $  20.80      $ (61.85)    $ (49.72)      $ 64.55
                             ========      ========      ========     ========

See Note to Unaudited Financial Statements

                                   The Balanced Opportunity Fund L.P.

                                Note to Unaudited Financial Statements
                                           March 31, 2000


Note - Basis of Presentation

     The unaudited financial statements of The Balanced Opportunity Fund L.P. (the "Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 1999.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $87,333 from redemptions of units during the quarter ended March 31, 2000.


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

Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.
     In the three month and nine month period ending March 31, 2000, the Fund Experienced trading profits of $37,462 and $6,918 compared to ($18,687) and $117,657 for the same periods in the fiscal year ended 1999. In the three month and nine month period ending March 31, 2000, the total guaranteed yield pool revenue was $23,188 and $52,586 compared to $(18,666) and $127,222 for the same periods in 1999. At March 31, 2000 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.

     Brokerage commissions decreased due to less dollar volume in trading. Advisory fees, which are based on the net assets of the Fund, declined as a direct result of redemptions.


Part II - Other Information


Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended March 31, 2000.

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



                               The Balanced Opportunity Fund L.P.
                                         (Registrant)





By:  Rosenthal Collins Futures Management, Inc., General Partner



By:  ______________________________________
      J. Robert Collins, President


Date:  April 15, 2000