Form 10-K
period 2000-06-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 2000-09-28
CIK 854151

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended:  June 30, 2000

                       Commission File Number:  2-73692

                      The Balanced Opportunity Fund L. P.
            (Exact name of registrant as specified in its charter)

Illinois                                                    36-3655854
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

c/o Rosenthal Collins Futures Management, Inc.
216 W. Jackson Blvd. Suite 300
Chicago, IL  60606
(Address of principal executive offices)

Registrant's telephone number, including area code:  (312) 460-9200

Indicate by check mark whether the registrant (1) filed all reports required to be file by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


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

     Upon commencement of trading, approximately eighty percent of the Partnership's assets was invested in zero coupon United States Government Treasury securities (_notes_) so as to yield (I) $1,000 per unit, plus (II) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the _Guaranteed Yield Pool_). Persons who redeem units prior to the approximate six and one-half year period have no such assured return. The Guaranteed Yield Pool zero coupon note matured in February 1997 and in accordance with the Fund's limited partnership agreement a special redemption at the Fund's net asset value was offered to investors on February 28, 1997. A new zero coupon was purchased after the special redemption offer expired. As of June 30, 2000 and 1999, the maturity value of the notes amounted to 1,800,000 and $2,400,000 respectively. The remainders of the Partnership's assets were invested in speculative trading of commodity interests.

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

     2. Maintains the Partnership books and records, which limited partners or their duly authorized representatives, may inspect during normal business hours for any proper purpose upon reasonable written notice to the General Partner.

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


Regulation

     Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and futures and options trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The Act requires "Commodity Pool Operators," such as the General Partner and "Commodity Trading Advisors," such as the Trading Managers, to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a Commodity Pool Operator's or Trading Advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.

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

     (b) Financial Information about Industry Segments

     The Partnership operates in one business segment, speculative trading of commodity futures and related contracts. The Partnership does not engage in sales of goods or services.

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







     Units may be redeemed upon ten days notice at their Net Asset Value (as defined in the Limited Partnership Agreement) as of the end of any calendar quarter, less any early redemption penalty as provided in the Limited Partnership Agreement.

     (b) Holders

     As of June 30, 2000, there were 98 holders of the Limited Partner Units. 934 units were outstanding on this date, including 111.1143 units of General Partnership interest.

     (c)  Dividends

     There were no dividends or distributions made in respect of the Units and any future distributions will only be made at the discretion of the General Partner.

Item 6.  Selected Financial Data

     The following page contains a summary of selected consolidated financial data for the Partnership for the fiscal years ended June 30, 2000, 1999, 1999, 1997 and 1996.








The Balanced Opportunity Fund Limited Partnership
  Selected Financial Data

                            June 30   June 30    June 30   June 30    June 30
                           2000      1999       1998      1997       1996

 Income:

 Trading profit (loss)
  Realized                 $(60,000) $118,000   $440,000  $335,000   $(42,000)

  Changes in Unrealized    21,000      8,000    (102,000) 100,000    (84,000)
  Foreign currency
   gain (loss)             (3,000)     1,000    (4,000)              (15,000)
    Gain (loss)

      from trading          (42,000) 127,000    334,000   435,000     (141,000)

 Guaranteed Yield Pool:

  Interest income          34,000    73,000     166,000   534,000    568,000
  Unrealized Market Value
   gain (loss)             59,000    (3,000)    139,000   54,000     (168,000)
  Realized gain (loss)     11,000    54,000     19,000     (322,000)          -

     Guaranteed
      yield pool revenue   104,000   124,000    324,000   266,000    400,000

 Interest Income           17,000    23,000     34,000    45,000     35,000

     Total income            79,000  274,000    692,000   746,000    294,000

 Expenses:
  Brokerage commissions
   and fees                86,000    115,000    135,000   205,000    261,000
  Consulting fees          20,000      28,000   30,000    49,000     61,000
  Administrative expenses  61,000      78,000   96,000    54,000     64,000

     Total Expenses        167,000   221,000    261,000   308,000    386,000


 Net Income (Loss)         $(88,000) $ 53,000   $431,000  $438,000   $ (92,000)




 Total Assets              $1,871,000$2,572,000 $2,934,000$3,605,000 $5,557,000




 Total Liabilities         $98,000   $310,000   $140,000  $ 44,000   $ 78,000

 Partners' Capital






  Limited Partners
    Units                  823.0000  1,032.0000 1,432.99631,967.4520 3,392.4502
    Value                  $1,562,000$2,042,000 $2,578,000$3,371,000 $5,305,000

  General Partner
    (111.11 Units)         211,000   220,000    216,000   190,000    174,000

 Total Partners' Capital   $1,773,000$2,262,000 $2,794,000$3,561,000 $5,479,000


 Total Liabilities
  & Partners' Capital      $1,871,000$2,572,000 $2,934,000$3,605,000 $5,557,000




 Net Asset Value per Unit
 Limited Partners          $1,898.34 $1,978.49  $1,950.29 $1,712.76  $1,563.75
 General Partners          $1,896.51 $1,978.49  $1,943.94 $1,709.95  $1,565.96

 Net income (loss)
  allocated to:
                           $(79,000) $ 49,000   $405,000  $422,000   $(89,000)
 Limited Partners
 General Partners          (9,000)   4,000      26,000    16,000     (3,000)









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

Market and Credit Risk

     The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign future contracts, and forward contracts (collectively, derivatives). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

     For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased an unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.







Written options expose the Partnership to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid.

     It is believed that credit risk is minimal as no borrowing has been conducted in the name of the Partnership. The portion of Partnership assets held in zero coupon bonds (75%-80%) is subject to interest rate fluctuations, but regarded as a relatively low-risk investment. Between twenty and twenty-five percent of assets are used for speculative purposes on exchange traded futures contracts. The commodity trading advisor engaged by the partnership typically utilizes between 15% to 20% leverage as part of risk management in it's trading strategy.

     The General Partner has established procedures to actively monitor and minimize market and credit risks. The General Partner reviews the trading advisor's market activity on a daily basis and is appraised of general futures market activity on an ongoing basis. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Results of Operations

     Trading operations posted a loss of ($42,000) for the year ended June 30, 2000 as compared to a net gain of $127,000 in 1999 and a net gain of $334,000 in 1998. The majority of profits were made in long positions in stock market indexes as well as long-term bond instrument, both foreign and domestic.

     The guaranteed yield pool experienced an unrealized gain of $59,000 in fiscal 2000, compared to a ($3,000) unrealized loss in 1999 and a gain of $139,000 in 1998. Notes were sold in July, 1999 and April, 2000 resulting in a realized gain of $11,000 for fiscal year 2000.

     Fund units are redeemed on a quarterly basis. During the fiscal year ending June 30, 2000, 209.00 units with a total value of $401,000 were redeemed. During fiscal year 1999 redeemed units equaled 290 with a value of $585,000. There were 646 units redeemed in 1998 for a total of $1,198,000.

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

     During the past year, RXR acted as the Partnership's sole Trading Manager, pursuant to the Management Contracts described in "Item 1. Business." For the years ended June 30, 2000 and 1999, respectively. RXR was paid $20,000 and $28,000, respectively, in consulting fees. For the years ended June 30, 2000 and 1999, Rosenthal Collins Futures Management, Inc. has been paid $50,000 and $70,000, respectively, in brokerage fees, and Rosenthal Collins Group has been paid $36,000 and $45,000, respectively, in brokerage clearing commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

     The Trading Manager, RXR, owns no units in the Partnership. On June 30, 2000 Rosenthal Collins Futures Management, Inc., the General Partner, owned 11.4% of the Fund while Larsen Equipment & Furniture,, a Limited Partner owned 5.1% and Dr. Mary Breme, a Limited Partner, owned 5.1%.

     (b)  Security Ownership of Management

     Under the terms of the Limited Partnership agreement, the Partnership's affairs are managed by the General Partner and the Trading Manager has discretionary authority over the Partnership's commodity investments. As of June 30, 2000 the General Partner's interest in the Partnership was worth $211,000.

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


3.3       Power of Attorney (attached to the Prospectus as Exhibit C).

3.4       Request for Redemption (attached to the Prospectus as Exhibit D).

10.01     Customer Agreement between Registrant and Rosenthal Collins Group

10.02     Advisory contract between Registrant and RXR

















SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the ________ day of _______________, 2000.


THE BALANCED OPPORTUNITY FUND, L.P.               STATE OF ILLINOIS
                                                    COUNTY OF COOK
By       ROSENTHAL        COLLINS        FUTURES        MANAGEMENT,        INC.



                                             SUBSCRIBED and SWORN to before me
                                              this _____ day of _________ 2000


________________________________
           By J. Robert Collins
           President




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General

Partner of the Registrant in the capacities and on the date indicated.


By ROSENTHAL COLLINS FUTURES MANAGEMENT, INC.          STATE OF ILLINOIS
 General Partner of the Registrant                     COUNTY OF COOK

                                        SUBSCRIBED and SWORN to before me
                                          this ____ day of ___________2000


______________________________
       By J. Robert Collins
         President








(the above signatories being the principal executive officer of Rosenthal Collins Futures Management, Inc.)










The Balanced Opportunity Fund, L.P.
(An Illinois Limited Partnership)

INDEX TO FINANCIAL STATEMENTS






                                                                      Pages

Independent Auditor's Report                                            F-2

Financial Statements:
     Consolidated statements of financial condition,                    F-3
       June 30, 2000 and 1999

     Consolidated statements of income and expenses for the             F-4
       fiscal years ended June 30, 2000, 1999, and 1998

     Consolidated statements of changes in partners' capital for        F-5
       the years ended June 30, 2000, 1999, and 1998

     Notes to financial statements                                  F-6/F-8



Schedules are omitted because they are inapplicable or equivalent information has been included elsewhere herein.













INDEPENDENT AUDITOR'S REPORT


To the Partners of The Balanced Opportunity
  Fund Limited Partnership
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of The Balanced Opportunity Fund Limited Partnership as of June 30, 2000 and 1999, and the related consolidated statements of operations and changes in partners' capital for each of the three years ended June 30, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Balanced Opportunity Fund Limited Partnership as of June 30, 2000 and 1999, and the results of their operations and changes in partners' capital for each of the three years ended June 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.


Chicago, Illinois
July 31, 2000







BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2000 and 1999

ASSETS                                                 2000        1999


Equity in commodity futures trading accounts:
  Cash                                                 $  264,000  $ 573,000
  Net unrealized gain on open contracts                30,000         9,000


          Total equity in commodity futures
            trading accounts                             294,000    582,000

Guaranteed yield pool - at market                      1,576,000   1,988,000

Other receivables                                      1,000          2,000



                                                       $1,871,000  $2,572,000




LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accrued administrative expenses                         $  21,000 $  34,000
  Accrued brokerage commissions and fees                   5,000   7,000
  Accrued management fees                                  1,000   2,000
  Redemptions payable                                  71,000         267,000


          Total liabilities                            98,000         310,000


Partners' Capital
  Limited partners (units outstanding:
    2000 - 823; 1999 - 1,032)                          1,562,000   2,042,000
  General partner (units outstanding:
    2000 and 1999 - 111)                               211,000        220,000

                                                       1,773,000   2,262,000


                                                       $1,871,000  $2,572,000











The accompanying notes are an integral part of these consolidated financial statements.










BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2000,1999 and 1998

                                           2000        1999       1998


Income:
  Trading profit (loss):
    Realized                               $(60,000)   $118,000   $440,000
    Changes in unrealized                  21,000      8,000      (102,000)
  Foreign currency gain (loss)             (3,000)     1,000      (4,000)


          Gain (loss) from trading         (42,000)    127,000    334,000


Guaranteed yield pool:
  Interest income                          34,000      73,000     166,000
  Unrealized market value gain (loss)      59,000      (3,000)    139,000
  Realized gain                            11,000      54,000     19,000

          Guaranteed yield pool revenue    104,000     124,000    324,000


Interest income                            17,000      23,000     34,000


          Total income                     79,000      274,000    692,000


Expenses:
  Brokerage commissions and fees           86,000      115,000    135,000
  Consulting fees                          20,000      28,000     30,000
  Administrative expenses                  61,000      78,000     96,000

                                           167,000     221,000    261,000


          Net income (loss)                $(88,000)   $53,000    $431,000




Net income (loss) allocated to:
  Limited Partners                         $(79,000)   $49,000    $405,000










  General Partner                          $(9,000)    $4,000     $26,000




Net income (loss) per Limited Partner
  unit outstanding throughout each period  $(96)       $28        $237




Net income (loss) per General Partner
  unit outstanding throughout each period  $(81)       $35        $240





The accompanying notes are an integral part of these consolidated financial statements.







BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
Years Ended June 30, 2000, 1999 and 1998


                                    Total
                                    Number of Limited    General
                                    Units     Partners   Partner    Total


Balance, June 30, 1997              2,079     $3,371,000 $  190,000 $3,561,000

  Redemption of units of Limited
    Partnership interest            (646)     (1,198,000)        -  (1,198,000)
  Net income                                - 405,000    26,000     431,000


Balance, June 30, 1998              1,433     2,578,000  216,000    2,794,000

  Redemption of units of Limited
    Partnership interest            (290)     (585,000)          -  (585,000)
  Net income                                - 49,000     4,000      53,000


Balance, June 30, 1999              1,143     2,042,000  220,000    2,262,000

  Redemption of units of Limited
    Partnership interest            (209)     (401,000)         -   (401,000)
  Net income                               -  (79,000)   (9,000)    (88,000)


Balance, June 30, 2000              934       $1,562,000 $  211,000 $1,773,000




                                                         June 30,
                                                         2000        1999


Net asset value per unit, Limited Partner                $1,897.93   $1,978.68




Net asset value per unit, General Partner                $1,900.90   $1,981.98




The accompanying notes are an integral part of these consolidated financial statements.













Note 1.  Organization of the Partnership and Significant Accounting Policies

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

Approximately 80 percent of the Fund's assets at the commencement of trading was invested in zero coupon United States Government Treasury Securities (Stripped Notes) so as to yield (i) $1,000 per unit, plus (ii) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the Guaranteed Yield Pool). Due to the interest rate sensitivity of the market value of the Stripped Notes, persons who redeem prior to the dissolution date have no such assured return. The Guaranteed Yield Pool note matured in February 1997 and in accordance with the Fund's limited partnership agreement, a special redemption at the Fund's net asset market value was offered to investors on February 28, 1997. A new Stripped Note was purchased after the special redemption offer expired. As of June 30, 2000, 1999 and 1998, the maturity value of the Stripped Notes amounted to $1,800,000 and $2,400,000, respectively. The Stripped Note held as of June 30, 2000, had a maturity date of November 15, 2002. The remainder of the Fund's assets were invested in the Trading Company in which the Fund is the sole limited partner and possessor of substantially all the beneficial interest.

The two-tier structure of the Fund and the Trading Company insulates the Guaranteed Yield Pool against any liability for losses which might be incurred by the Trading Company. Consequently, the Fund controls all of the substantive activities of the Trading Company and, as such, has consolidated its results for financial reporting purposes.





Note 1. Organization of the Partnership and Significant Accounting Policies (continued)

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

Revenue recognition: Futures contracts are recorded on trade date and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statement of financial condition are included in equity in commodity trading accounts. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Market value of futures contracts is based upon exchange settlement prices. In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133) was issued. The Company adopted SFAS 133 during 1998. Since the Partnership uses derivatives as a trading activity and accounts for such changes in value in the statement of operations, the adoption of this statement had no material effect on the Partnership.

Foreign exchange gains and losses: The Partnership trades in foreign denominated contracts. Realized foreign currency gains result from closed foreign currency contracts and other foreign currency denominated contracts. The Partnership does not separately report the effect of changes in foreign currency rates from changes in other market prices on open contracts. Such changes are included in net unrealized trading profit.

Transaction fees and costs: Transaction fees and costs are accrued at approximately $50 per contract on a round-turn basis adjusted to equal 4 percent of the average annual net assets of the Partnership. Also, the Partnership incurs ongoing legal, accounting, and administrative costs.

Note 1. Organization of Partnership and Significant Accounting Policies (continued)

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

Dissolution of Partnership:   The  Partnership will terminate  on December  31,
2009.







Right of setoff of certain amounts: Pursuant to the Trading Company's agreement with its FCM, all balances placed on deposit with such broker, whether used for trading purposes or not, are available to be used for margin purposes on any exchange and for any contract in which the Trading Company trades. The Trading Company has similar agreements with a financial institution for its over-the-counter contracts. As a result, the consolidated financial statements only present the net asset or liability relating to such trading activities.

Note 2.   General Partner

The Fund's General Partner is Rosenthal Collins Futures Management, Inc., a Delaware corporation. The General Partner was a wholly-owned subsidiary of Rodman & Renshaw Capital Group, L.P., and Illinois Limited Partnership. Rosenthal Collins Group, L.P. is a registered Futures Commission Merchant and has served as the clearing broker for The Balanced Opportunity Fund, L.P. since April 24, 1998. Prior to that date, Rand Financial Services was the clearing broker for the Fund. In March of 1999, Rodman & Renshaw Futures Management, Inc. changed its business name to Rosenthal Collins Futures Management, Inc. The General Partner conducts and manages the business of the Partnership and was required by the Limited Partnership Agreement to make an initial investment in the Partnership equal to the lesser of $100,000 or 3% of the total contributions to the Partnership, but in no event less than 1% of such contributions.

Note 3.   Related Party Transactions

The Partnership pays Rosenthal Collins Group, L.P. 0.333 of 1% (a 4% annual rate) of the Partnership's month-end assets for brokerage and other services. Furthermore, the Partnership pays all "give-up" fees, as defined. For the years ended June 30, 2000, 1999 and 1998, brokerage commission expenses totaled $86,000, $115,000 and $135,000, respectively. As of June 30, 2000 and 1999, brokerage commissions payable to the General Partner were $5,000 and $7,000, respectively. See also Note 4 for transactions with the trading manager.








Note 4.   Trading Manager

RXR serves as the trading manager for the assets of the Trading Company. Compensation to RXR for their services is as follows:

Consulting fee: The Trading Company pays a consulting fee at a one percent annual rate based upon the average month-end net assets of the Partnership before reduction for any brokerage commissions or other charges as of such month-end. Management fee expense was $20,000, $28,000 and $30,000 for the years ended June 30, 2000, 1999 and 1998, respectively. As of June 30, 2000 and 1999, accrued management fees were $1,000 and $2,000, respectively.

Incentive fee: The Trading Company pays an incentive fee to RXR equal to 15 percent of any new trading profit (which includes interest income) achieved by the Trading Company in each calendar quarter. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which New Appreciation is negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a limited partner redeems an investment, the incentive fee is to be paid to RXR through the calendar year quarter. No incentive fees have been paid during the three years ended June 30, 2000.

Note 5.   Distributions and Redemptions

A Limited Partner may request and receive redemption of units owned as of any calendar quarter-end upon ten days' written notice to the General Partner.

The General Partner does not presently intend to make regular distributions of either profits or capital to Limited Partners, although it may, if doing so, not reduce the Partnership's asset base to a level which would impair the Partnership's objective. In the event that the Partnership recognizes substantial profits, the General Partner may reconsider, but there can be no assurance whatsoever that any distributions will be made. Accordingly, the Limited Partners may incur current income tax liabilities in excess of any distributions received by them from the Partnership.

Note 6.   Deposits With Brokers

The Partnership deposits cash and U.S. Government securities with FCMs subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such FCMs. The Partnership earns interest income on its cash deposited with the FCMs.






Note 7.   Trading Activities and Related Risks

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). Trading gains (losses) from derivatives for the years ended June 30, 2000, 1999 and 1998, are reflected in the statements of operations. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts. These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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








  Note 8.   Fair Value of Financial Instruments

  The Partnership believes that the carrying value of its financial instruments is a reasonable estimate of fair value. Equity in commodity futures trading accounts and the United States Treasury securities are recorded at market using market quotations from the Partnership's FCM. The fair value of all other financial instruments reflected in the statement of financial condition (primarily receivable from commodity broker and accrued expenses) approximate the recorded value due to their short-term nature. The General Partner reviews the trading advisor's market activity on a daily basis and is appraised of general futures market activity on an ongoing basis.