Form 10-Q
period 2000-09-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 2000-11-14
CIK 854151

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the Quarterly period ended September 30, 2000

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


                       Yes__X__                 No_____


































Page 1 of 9





The Balanced Opportunity Fund L.P.


Index


                                                                           Page

Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition
     as of September 30, 2000 (unaudited) and June 30, 2000                 3

     Statements of Operations (unaudited) for the three
     month period ended September 30, 2000
     and 1999                                                               4

     Note to Unaudited Financial Statements - September 30, 2000            5

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  5-6

Part II - Other Information                                                 6

Item 3.  Exhibits and Reports on Form 8-K                                   6

Signatures
                                                                            7















                                       2





Part I. Financial Information
 Item 1. Financial Statements


                              The Balanced Opportunity Fund
                            Statement of Financial Condition

                                                        (Unaudited)
                                                        September 30June 30
                                                         2000        2000
 Assets

 Equity in futures and forward trading accounts:
   Cash                                                  $  202,524  $ 264,432
   Net unrealized gain/(loss) on open contracts            (20,572)     29,528

     Total equity in futures and forward trading account    181,952    293,960

 Guaranteed yield pool, at market                         1,598,625  1,576,125

 Other receivable                                               977      1,220


 Total Assets                                            $1,781,554  $1,871,304




 Liabilities and Partners' Capital

 Liabilities:
     Accrued administrative expenses                     $   20,045  $  21,355
     Accrued brokerage commission and fees                    4,851      4,805
     Accrued management fees                                  1,461      1,521
     Redemption Payable                                          -      72,067

                                                             26,356     99,749

 Partners' Capital
     Limited Partners (units outstanding: September 30,
2000 _
     861; June 30, 2000 - 987)                            1,546,415  1,560,826
     General Partner (units outstanding : 111.1141)         208,783    210,729

                                                          1,755,198  1,771,555

 Total Liabilities and Partners' Capital                 $1,781,554  $1,871,304

 Net Asset Value per Unit _ Limited Partners             $ 1,879.00  $1,897.93
 Net Asset Value per Unit _ General Partners             $ 1,879.00  $1,900.90



                  See Notes to the unaudited financial statements




                                       3






                       The Balanced Opportunity Fund L.P.
                             Statement of Operations
                           (Unaudited)




                                                       Three Months Ended
                                                          September 30
                                                   2000           1999
 Income

 Trading profit/(loss):
      Realized                                    $47,643	     $(6,115)
      Change in unrealized                        (50,100)       (11,671)

 Foreign currency gain/(loss)                        (664)          1,371

      Total trading profit and foreign
        currency gain/(loss)                       (3,121)        (16,415)

 Guaranteed yield pool:
      Accrued Interest                             25,927          28,975

       Unrealized market value gain (loss)         (1,906)        (4,294)

          Total guaranteed yield pool revenue       24,021         24,681



 Interest Income                                     3,240          5,048

 Total Income                                       24,139         13,314

 Expenses
   Brokerage commissions                            18,075         23,109
   Management fees                                   4,420          5,573
   Other administrative expenses                    18,000         16,500

                                                    40,496         45,182

 Net Income/(Loss)                                $(16,356)      $(31,868)

 Net Income/(Loss) Allocated To:
     Limited Partners                             $(14,411)      $(28,769)
     General Partners                             $ (1,946)      $ (3,098)


 Net Income/(Loss) per unit outstanding for
  entire period:
     Limited Partners                             $ (16.74)      $ (29.15)
     General Partners                             $ (17.51)      $ (27.88)


                See Notes to the unaudited financial statements





                                       5


                      The Balanced Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                              September 30, 2000


Note - Basis of Presentation

     The unaudited financial statements of The Balanced Opportunity Fund L.P. (the _Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 2000.
                                       7





Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $72,067 from redemptions of units during the quarter ended September 30, 2000.


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

Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.
     In the three months period ending September 30, 2000, the Fund experienced trading losses of $3,121 compared to trading losses of $16,415 for the same period in 1999. In the three months period ending September 30, 2000, the total guaranteed yield pool revenue was $24,021 compared to $24,681 for the same period in 1999.

     At September 30, 2000 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.
     The decline in brokerage commissions is due to less dollar volume in trading. Management fees, which are based on the Net Asset Value, decreased due to redemptions, which resulted in lower net assets of the Fund. There were no incentive fees because of the loss during this quarter.



                                       9





Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended September 30, 2000.






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

Date:  October 17, 2000



















                                      11