Form 10-Q
period 2000-12-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 2001-02-14
CIK 854151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly period ended December 31, 2000

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


                Yes__X__                      No_____

















                                  Page 1 of 8




                       The Balanced Opportunity Fund L.P.

                                     Index





                                                                       Page

Part I - Financial Information

Item 1.  Financial Statements

         Statements of Financial Condition as of
           December 31, 2000 and June 30, 2000                            3

         Statements of Operations for the three
         and six month period ended December 31, 2000
         and 1999                                                         4

         Note to Financial Statements - December 31, 2000                 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6

Part II - Other Information                                               7

Item 3.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                9

Part I. Financial Information
Item 1. Financial Statements


                    The Balanced Opportunity Fund
                   Statement of Financial Condition
                             (Unaudited)

                                                      December 31 June 30
 Assets                                                  2000     2000

 Equity in futures and forward trading accounts:
     Cash                                            $   199,075  $   264,432
     Net unrealized gain/(loss) on open contracts         87,574       29,528

         Total equity in futures and forward
            trading account                              286,649      293,960

 Guaranteed yield pool, at market                      1,369,219    1,576,125

 Other receivable                                          1,079        1,220


 Total Assets                                        $ 1,656,946  $ 1,871,304




 Liabilities and Partners' Capital

 Liabilities:
     Accrued administrative expenses                 $    20,265  $    21,355
     Accrued brokerage commission and fees                 4,773        4,805
     Accrued management fees                               2,647        1,521
     Redemption payable                                    -           72,067

                                                          27,685       99,749
 Partners' Capital
     Limited Partners (units outstanding : December
31, 2000 -
         -
       702; June 30, 2000 - 987)                       1,406,618    1,560,826
     General Partner (units outstanding : 111.1143)      222,643      210,729

                                                       1,629,261    1,771,555


 Total Liabilities and Partners' Capital             $ 1,656,946  $ 1,871,304




 Net Asset Value per Unit -
                          - Limited Partners         $  2,003.73  $  1,897.93

 Net Asset Value per Unit -
                          - General Partners         $  2,003.73  $  1,900.90




See Note to the unaudited financial statements

                  The Balanced Opportunity Fund L.P.
                      Statement of Operations
                         (Unaudited)

                                     Three Months Ended  Six Months Ended
                                     December 31,        December 31,
                                      2000      1999      2000      1999
 Income

 Trading profit/(loss):
   Realized                          $(12,685) $(27,464) $ 34,958  $(33,580)
   Change in unrealized               108,146    15,709    58,046     4,038
 Foreign currency gain/(loss)            (455)   (2,373)   (1,119)   (1,002)

       Total trading profit and
       foreign currency gain/(loss)    95,006   (14,128)   91,885   (30,544)

 Guaranteed yield pool:
   Accrued Interest                    21,970    29,464    47,897    58,439
       Unrealized market value gain
       (loss)                          19,567   (24,747)   17,661   (29,041)

       Total guaranteed yield pool
       revenue                         41,537     4,717    65,558    29,398

 Interest Income                        3,043     4,202     6,282     9,250


 Total Income                         139,586    (5,209)  163,726     8,104

 Expenses

 Brokerage commissions               $ 16,235  $ 21,902  $ 34,310  $ 45,009
 Management fees                        3,930     5,357     8,350    10,930
 Other administrative expenses         18,000    15,000    36,000    31,500

                                       38,165    42,259    78,660    87,439


 Net Income/(Loss)                   $101,421  $(47,468) $ 85,066  $(79,335)




 Net Income/(Loss) Allocated To:
   Limited Partners                  $ 87,561  $(42,730) $ 73,152  $(71,499)



   General Partners                  $ 13,860  $ (4,738) $ 11,914  $ (7,836)




Net Income/(Loss) per unit
outstanding for entire period:

   Limited Partners                  $ 124.73  $ (42.64) $ 103.80  $ (71.36)



   General Partners                  $ 124.74  $ (42.64) $ 107.23  $ (70.52)




See Note to the unaudited financial statements

                       The Balanced Opportunity Fund L.P.

                          Note to Financial Statements
                               December 31, 2000
                                  (Unaudited)

Note - Basis of Presentation

     The unaudited financial statements of The Balanced Opportunity Fund L.P. (the `
     `Partnership'
                  ') have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 2000. Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $318,000 from redemptions of units during the quarter ended December 31, 2000.


Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as `
`daily price fluctuation limits'
                                ' or `
                                      `daily limits'
                                                    '.  During a single trading
day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded and over-the counter contracts was Rosenthal Collins Group LP. A portion of the Fund's assets have been invested in certain United States treasury obligations. This investment is designed to provide ultimate repayment of the investors' initial contributions. These securities are not used for trading purposes.

Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.
     In the three and six month periods ending December 31, 2000, the Fund experienced trading gain of $95,006 and $91,885 compared to trading loss of $14,128 and $30,544 for the same periods in 1999, respectively. In the three and six month periods ending December 31, 2000, the total guaranteed yield pool revenue was $41,537 and $65,558 compared to $4,717 and $29,398 for the same periods in 1999, respectively.
     At December 31, 2000 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.
     The decline in brokerage commissions is due to less dollar volume in trading. Management fees, which are based on the Net Asset Value, decreased due to redemptions, which resulted in lower net assets of the Fund.


Part II - Other Information

Item 1.  Legal Proceedings

     None

Item 2.  Change in Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended December 31, 2000.

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


Date:  February 14, 2001