Form 10-Q
period 2001-03-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 2001-05-14
CIK 854151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly period ended March 31, 2001

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

                         Yes__X__                 No_____





















                                  Page 1 of 9






                      The Balanced Opportunity Fund L.P.

                                     Index



                                                                       Page

Part I - Financial Information

Item 1.   Financial Statements

          Statements of Financial Condition
          as of March 31, 2001 and June 30, 2000                          3

          Statements of Operations for the three
          and nine month period ended March 31, 2001
          and 2000                                                        4

          Note to Unaudited Financial Statements - March 31, 2001         5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             6

Part II - Other Information                                               7

Item 3.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                8

Part I. Financial Information
 Item 1. Financial Statements


                         The Balanced Opportunity Fund
                       Statement of Financial Condition
                                 (Unaudited)

                                                       March 31,  June 30,
                                                                   2000
Assets                                                  2001

Equity in futures and forward trading account:
  Cash                                                 $   195,543 $   264,432
  Net unrealized gain on open contracts                     37,687      29,528

          Total equity in futures and forward
               trading account                             233,230     293,960

Guaranteed yield pool, at market                         1,268,578   1,576,124

Other receivable                                               582       1,220


          Total Assets                                  $1,502,390  $1,871,304




Liabilities and Partners' Capital

Liabilities:
  Accrued administrative expenses                       $   13,373 $    21,355
  Accrued brokerage commission and fees                      3,788       4,805
  Accrued management fees                                    3,690       1,522
  Redemption payable                                             -      72,067


                                                            20,851      99,749

Partners' Capital
  Limited Partners (units outstanding:
   March 31, 2001 - 627; June 30, 2000 - 823)            1,258,511   1,560,826
  General Partner (units outstanding : 111.1143)           223,028     210,729

                                                         1,481,539   1,771,555


 Total Liabilities and Partners' Capital                $1,502,390  $1,871,304




 Net Asset Value per Unit - Limited Partners            $ 2,007.19  $ 1,898.34

 Net Asset Value per Unit - General Partners            $ 2,007.19  $ 1,896,51




              See note to the unaudited financial statements

The Balanced Opportunity Fund L.P.
Statement of Operations
(unaudited)

                                  Three Months Ended    Nine Months Ended
                                  March 31              March 31
                                   2001       2000       2001       2000

Revenues
 Trading profit/(loss):
      Realized                      $  44,241  $ (2,356)  $  79,199  $(35,936)
      Change in unrealized           (49,887)     39,587      8,159     43,625
 Foreign currency gain/(loss)           (332)        231    (1,450)      (771)

          Total trading profit and
foreign currency gain/(loss)          (5,978)     37,462     85,908      6,918

 Guaranteed yield pool:
      Accrued Interest              $  21,302     29,633     69,199     88,072
       Unrealized market value
gain (loss)                            22,365    (6,445)     40,026   (35,486)

          Total guaranteed yield
pool revenue                           43,667     23,188    109,225     52,586


 Interest revenue                       1,780      3,854      8,062     13,104


 Total Income                          39,469     64,504    203,195     72,608

 Expenses

 Brokerage commissions              $  15,222  $  21,440  $  49,533  $  66,449
 Management fees                        3,690      5,229     12,040     16,159
 Other administrative expenses         18,000     15,000     54,000     46,500

                                       36,912     41,669    115,573    129,108


 Net Income/(Loss)                  $   2,557  $  22,835  $  87,622  $(56,500)




 Net Income/(Loss) allocated to:
     Limited Partners               $   2,170  $  20,524  $  74,347  $(50,975)



     General Partners               $     387  $   2,311  $  13,275  $ (5,525)




 Net income/(Loss) per unit
outstanding for entire period:

     Limited Partners               $    3.46  $   20.79  $  108.85  $ (51.65)



     General Partners               $    3.48  $   20.80  $  110.68  $ (49.72)





See note to the unaudited financial statements

                       The Balanced Opportunity Fund L.P.

                     Note to Unaudited Financial Statements
                                 March 31, 2001


Note - Basis of Presentation

     The unaudited financial statements of The Balanced Opportunity Fund L.P. (the _Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal reoccurring adjustments, necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 2000. Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $150,279 and $540,346 from redemptions of units during the three and nine months ended March 31, 2001, respectively.


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

     In the three and nine month periods ending March 31, 2001, the Fund experienced trading gains and losses of $(5,978) and $85,908 compared to $37,462 and $6,918 for the same periods in 2000, respectively. In the three and nine month periods ending March 31, 2001, the total guaranteed yield pool revenue was $43,667 and $109,225 compared to $23,188 and $52,586 for the same periods in 2000, respectively. At March 31, 2001 there was no material credit risk exposure exceeding 10% of total assets for exchange traded contracts.

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

     No reports were filed on Form 8-K during the three months ended March 31, 2001.

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


Date:  April 23, 2001