Form 10-K
period 2001-06-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 2001-09-27
CIK 854151

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended:  June 30, 2001

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


               Yes  X                   No
                 ---                       ---
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

     Upon commencement of trading, approximately eighty percent of the Partnership's assets was invested in zero coupon United States Government Treasury securities ("notes") so as to yield (I) $1,000 per unit, plus (II) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the "Guaranteed Yield Pool"). Persons who redeem units prior to the approximate six and one-half year period have no such assured return. The Guaranteed Yield Pool zero coupon note matured in February 1998 and in accordance with the Fund's limited partnership agreement a special redemption at the Fund's net asset value was offered to investors on February 28, 1998. A new zero coupon was purchased after the special redemption offer expired. As of June 30, 2001 and 2000, the maturity value of the notes
amounted to $1,350,000 and $1,800,000 respectively.   The remainders of the
Partnership's assets were invested in speculative trading of commodity interests.

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

     7.  Administers the redemption of Units.

     Under the terms of the Customer Agreement, the Partnership pays brokerage commissions to the commodity broker of $50 per round turn per contract for futures contracts.

     The Partnership pays Rosenthal Collins Group, L.P., an annual brokerage fee equal to an annual rate of four percent of the average month-end net assets as a whole, as defined, during the year.

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

     (c) Narrative Description of Business

     See Items 1 (a) and (b) above.
     (i) through (xii) - not applicable
     (xiii) - the Partnership has no employees

     (d) Financial information about foreign and domestic operations and export sales

     The Partnership does not engage in sales of goods or services. See Paragraph 1(b) Financial information about industry segments.



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

     (b) Holders

     As of June 30, 2001, there were 88 holders of the Limited Partner Units. 721 units were outstanding on this date, including 111 units of General Partnership interest.

     (c)  Dividends

     There were no dividends or distributions made in respect of the Units and any future distributions will only be made at the discretion of the General Partner.

Item 6.  Selected Financial Data

     The following page contains a summary of selected consolidated financial data for the Partnership for the fiscal years ended June 30, 2001, 2000, 1999, 1998, and 1997.

     The Balanced Opportunity Fund Limited Partnership
      Selected Financial Data
                            June 30    June 30    June 30    June 30    June 30
                            2001       2000       1999       1998       1997
 Income:                   ---------  ---------   ---------  ---------  ---------

 Trading gain (loss)
   Realized                 $101,000   $(60,000)  $ 118,000  $440,000   $ 335,000
   Changes in unrealized    (42,000)     21,000       8,000  (102,000)    100,000
   Foreign currency
    gain (loss)              (4,000)     (3,000)      1,000    (4,000)
                           ---------  ---------   ---------  ---------  ---------
    Gain (loss) from
    trading                 $55,000   $(42,000)   $ 127,000  $ 334,000  $ 435,000

 Guaranteed Yield Pool:
   Interest income            89,000     34,000      73,000    166,000    534,000
   Unrealized Market Value
    gain (loss)               19,000     59,000     (3,000)    139,000     54,000
   Realized gain (loss)        5,000     11,000      54,000     19,000  (322,000)
     Total guaranteed
                           ---------  ---------   ---------  ---------  ---------
      yield pool revenue    $113,000   $104,000   $ 124,000  $ 324,000  $ 266,000

 Interest Income              10,000     17,000      23,000     34,000     45,000
                           ---------  ---------   ---------  ---------  ---------
     Total Income          $178,000    $ 79,000   $ 274,000  $ 692,000  $ 746,000

 Expenses:
   Brokerage commissions
    and fees                 65,000      86,000     115,000    135,000    205,000
   Consulting fees           16,000      20,000      28,000     30,000     49,000
   Administrative expenses   72,000      61,000      78,000     96,000     54,000
                           ---------  ---------   ---------  ---------  ---------
     Total Expenses        $153,000    $167,000   $ 221,000  $ 261,000  $ 308,000

 Net Income (Loss)         $ 25,000    $(88,000)  $  53,000  $ 431,000  $ 438,000

 Total Assets              $1,411,000 $1,871,000 $2,572,000 $2,934,000 $3,605,000
                           ========== ========== ========== ========== ==========
 Total Liabilities          $ 26,000    $ 98,000  $ 310,000  $140,000   $ 44,000

 Partners' Capital
   Limited Partners
     Units                   610.0000   823.0000 1,032.0000 1,432.9963 1,967.4520
     Value                 $1,172,000 $1,562,000 $2,042,000 $2,578,000 $3,371,000

   General Partner
    (111 Units)               213,000    211,000    220,000    216,000    190,000
                           ---------  ---------   ---------  ---------  ---------
 Total Partners' Capital   $1,385,000 $1,773,000 $2,262,000 $2,794,000 $3,561,000

 Total Liabilities &
  Partners' Capital        $1,411,000 $1,871,000 $2,572,000 $2,934,000 $3,605,000
                           ========== ========== ========== ========== ==========
 Net Asset Value per Unit
  Limited Partners          $1,921.31  $1,897.93  $1,978.49  $1,950.29  $1,712.76




  General Partners          $1,918.92  $1,900.90  $1,978.49  $1,943.94  $1,709.95
 Net income (loss)
allocated to:
  Limited Partners            $23,000   $(79,000) $49,000    $405,000   $422,000
  General Partners             $2,000   $( 9,000) $ 4,000    $ 26,000   $160,000

    See notes to consolidated financial statement

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

Market and Credit Risk

     The Partnership engages in the speculative trading of U.S. and foreign futures contracts, option on U.S. and foreign future contracts, and forward and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Results of Operations

     Trading operations posted a gain of $55,000 for the year ended June 30, 2001 as compared to a net loss of ($42,000) in 2000 and a net gain of $127,000 in 1999. The majority of profits were made in long positions in stock market indexes as well as long-term bond instruments, both foreign and domestic.

     The guaranteed yield pool experienced an unrealized gain of $19,000 in fiscal 2001, compared to a $59,000 unrealized gain in 2000 and an unrealized loss of ($3,000) in 1999. Notes were sold in October 2000 and March 2001 resulting in a realized gain of $5,000 for fiscal year 2001.

     Fund units are redeemed on a quarterly basis. During the fiscal year ending June 30, 2001, 213 units with a total value of $413,000 were redeemed.
 During fiscal year 2000 redeemed units equaled 209 with a value of $401,000. There were 290 units redeemed in 1999 for a total of $585,000.

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

     During the past year, RXR acted as the Partnership's sole Trading Manager, pursuant to the Management Contracts described in "Item 1. Business." For the years ended June 30, 2001 and 2000, RXR was paid $16,000 and $20,000 in consulting fees, respectively. For the years ended June 30, 2001 and 2000, Rosenthal Collins Futures Management, Inc. has been paid $35,000 and $50,000, respectively, in brokerage fees, and Rosenthal Collins Group has been paid $30,000 and $36,000, respectively, in brokerage clearing commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

     The Trading Manager, RXR, owns no units in the Partnership. On June 30, 2001, Rosenthal Collins Futures Management, Inc., the General Partner, owned 15.4% of the Fund.

     (b)  Security Ownership of Management

     Under the terms of the Limited Partnership agreement, the Partnership's affairs are managed by the General Partner and the Trading Manager has discretionary authority over the Partnership's commodity investments. As of June 30, 2001, the General Partner's interest in the Partnership was worth $213,000.

     (c) Changes in Control

     The Fund's General Partner is Rosenthal Collins Futures Management, Inc., a Delaware corporation. The General Partner was a wholly-owned subsidiary of Rosenthal Collins Group, L.P., an Illinois Limited Partnership. Rosenthal Collins Group, L.P. is a registered Futures Commission Merchant and serves as the clearing broker for The Balanced Opportunity Fund, L.P.

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

     (b)  Reports on Form 8-K

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


3.3    Power of Attorney (attached to the Prospectus as Exhibit C).

3.4    Request for Redemption (attached to the Prospectus as Exhibit D).

10.01  Customer Agreement between Registrant and Rosenthal Collins Group

10.02  Advisory contract between Registrant and RXR

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the ________ day of _______________, 2001.


THE BALANCED OPPORTUNITY FUND, L.P.               STATE OF ILLINOIS
                                                    COUNTY OF COOK
By ROSENTHAL COLLINS FUTURES MANAGEMENT, INC.


                                        SUBSCRIBED and SWORN to before me
                                         this _____ day of _________ 2001


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


By ROSENTHAL COLLINS FUTURES MANAGEMENT, INC.          STATE OF ILLINOIS
 General Partner of the Registrant                     COUNTY OF COOK

                                        SUBSCRIBED and SWORN to before me
                                          this ____ day of ___________2001


______________________________
       By J. Robert Collins
         President

(the above signatories being the principal executive officer of Rosenthal Collins Futures Management, Inc.)





                      The Balanced Opportunity Fund, L.P.
                       (An Illinois Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS






                                                                      Pages

Independent Auditor's Report                                            F-2

Financial Statements:
     Consolidated statements of financial condition,                    F-3
       June 30, 2001 and 2000

     Consolidated statements of operations for the                      F-4
       years ended June 30, 2001, 2000, and 1999

     Consolidated statements of changes in partners' capital for        F-5
       the years ended June 30, 2001, 2000, and 1999

     Notes to financial statements                                 F-6/F-10



Schedules are omitted because they are inapplicable or equivalent information has been included elsewhere herein.

                         INDEPENDENT AUDITOR'S REPORT


To the Partners of The Balanced Opportunity
  Fund Limited Partnership
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of The Balanced Opportunity Fund Limited Partnership as of June 30, 2001 and 2000, and the related consolidated statements of operations and changes in partners' capital for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Balanced Opportunity Fund Limited Partnership as of June 30, 2001 and 2000, and the results of their operations and changes in partners' capital for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
July 25, 2001

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2001 and 2000

ASSETS                                               2001        2000
                                                  ------------------------
Equity in commodity futures trading accounts:
  Cash                                             $   151,000 $   264,000
  Net unrealized gain on open contracts                     -       30,000
                                                  ------------------------
          Total equity in commodity futures
            trading accounts                           151,000     294,000

Guaranteed yield pool - at market                    1,271,000   1,576,000

Other receivables                                        1,000       1,000
                                                  ------------------------
                                                   $ 1,423,000 $ 1,871,000
                                                  ========================
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accrued administrative expenses                  $    18,000 $    21,000
  Accrued brokerage commissions and fees                 3,000       5,000
  Accrued management fees                                1,000       1,000
  Net unrealized loss on open contracts                 12,000          -
  Redemptions payable                                    4,000      71,000
                                                  ------------------------
          Total liabilities                             38,000      98,000
                                                  ------------------------
Partners' Capital
  Limited partners (units outstanding:
    2001 - 610; 2000 - 823)                          1,172,000   1,562,000
  General partner (units outstanding:
    2001 and 2000 - 111)                               213,000     211,000
                                                  ------------------------
                                                     1,385,000   1,773,000
                                                  ------------------------
                                                   $ 1,423,000 $ 1,871,000
                                                  ========================

The accompanying notes are an integral part of these consolidated financial statements.

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2001, 2000 and 1999

                                             2001       2000       1999
                                          ---------- ---------- ----------
Income:
  Trading gain (loss):
    Realized                               $ 101,000  $(60,000)  $ 118,000
    Changes in unrealized                   (41,000)     21,000      8,000
  Foreign currency gain (loss)               (5,000)    (3,000)      1,000
                                          ---------- ---------- ----------
          Gain (loss) from trading            55,000   (42,000)    127,000
                                          ---------- ---------- ----------
Guaranteed yield pool:
  Interest income                             89,000     34,000     73,000
  Unrealized market value gain (loss)         19,000     59,000    (3,000)
  Realized gain                                5,000     11,000     54,000
                                          ---------- ---------- ----------
          Guaranteed yield pool revenue      113,000    104,000    124,000
                                          ---------- ---------- ----------
Interest income                               10,000     17,000     23,000
                                          ---------- ---------- ----------
          Total income                       178,000     79,000    274,000
                                          ---------- ---------- ----------
Expenses:
  Brokerage commissions and fees              65,000     86,000    115,000
  Consulting fees                             16,000     20,000     28,000
  Administrative expenses                     72,000     61,000     78,000
                                          ---------- ---------- ----------
                                             153,000    167,000    221,000
                                          ---------- ---------- ----------
          Net income (loss)                $  25,000  $(88,000)  $  53,000
                                          ========== ========== ==========
Net income (loss) allocated to:
  Limited Partners                         $  23,000  $(79,000)  $  49,000
                                          ========== ========== ==========
  General Partner                          $   2,000  $ (9,000)  $   4,000
                                          ========== ========== ==========
Net income (loss) per Limited Partner
  unit outstanding throughout each period  $      23  $    (96)  $      28
                                          ========== ========== ==========
Net income (loss) per General Partner
  unit outstanding throughout each period  $      20  $    (81)  $      35
                                          ========== ========== ==========
The accompanying notes are an integral part of these consolidated financial statements.

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
Years Ended June 30, 2001, 2000 and 1999


                                  Total
                                Number of   Limited    General
                                  Units     Partners   Partner     Total
                               ---------- ---------- ---------- ----------

Balance, June 30, 1998              1,433 $2,578,000  $ 216,000 $2,794,000

  Redemption of units of Limited
    Partnership interest            (290)  (585,000)         -   (585,000)
  Net income                          -      49,000       4,000    53,000
                               ---------- ---------- ---------- ----------
Balance, June 30, 1999              1,143  2,042,000    220,000  2,262,000

  Redemption of units of Limited
    Partnership interest            (209)  (401,000)         -   (401,000)
  Net (loss)                          -     (79,000)    (9,000)   (88,000)
                               ---------- ---------- ---------- ----------
Balance, June 30, 2000                934  1,562,000    211,000  1,773,000

  Redemption of units of Limited
    Partnership interest            (213)  (413,000)        -    (413,000)
  Net income                           -      23,000      2,000     25,000
                               ---------- ---------- ---------- ----------

Balance, June 30, 2001                721 $1,172,000  $ 213,000 $1,385,000
                               ========== ========== ========== ==========
                                                            June 30,
                                                        2001       2000
                                                     ---------- ----------
Net asset value per unit,
Limited Partner                                       $1,920.84  $1,897.93
                                                     ========== ==========
Net asset value per unit,
General Partner                                       $1,921.11  $1,900.90
                                                     ========== ==========
The accompanying notes are an integral part of these consolidated financial statements.

THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

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

Approximately 80 percent of the Fund's assets at the commencement of trading was invested in zero coupon United States Government Treasury Securities (Stripped Notes) so as to yield (i) $1,000 per unit, plus (ii) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the Guaranteed Yield Pool). Due to the interest rate sensitivity of the market value of the Stripped Notes, persons who redeem prior to the dissolution date have no such assured return. The Guaranteed Yield Pool note matured in February 1997 and in accordance with the Fund's limited partnership agreement, a special redemption at the Fund's net asset market value was offered to investors on February 28, 1997. A new Stripped Note was purchased after the special redemption offer expired. As of June 30, 2001 and 2000, the maturity value of the Stripped Notes amounted to $1,350,000 and $1,800,000, respectively. The Stripped Note held as of June 30, 2001, had a maturity date of November 15, 2002. The remainder of the Fund's assets were invested in the Trading Company in which the Fund is the sole limited partner and possessor of substantially all the beneficial interest.

Note 1. Organization of the Partnership and Significant Accounting Policies (continued)

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

Accounting estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 2.   General Partner

The Fund's General Partner is Rosenthal Collins Futures Management, Inc., a Delaware corporation. The General Partner is a wholly owned subsidiary of Rosenthal Collins Group, L.P., an Illinois Limited Partnership. Rosenthal Collins Group, L.P. is a registered Futures Commission Merchant and serves as the clearing broker for The Balanced Opportunity Fund, L.P. The General Partner conducts and manages the business of the Partnership and was required by the Limited Partnership Agreement to make an initial investment in the Partnership equal to the lesser of $100,000 or 3% of the total contributions to the Partnership, but in no event less than 1% of such contributions.

Note 3.   Related Party Transactions

The Partnership pays Rosenthal Collins Group, L.P. 0.333 of 1% (a 4% annual rate) of the Partnership's month-end assets for brokerage and other services. Furthermore, the Partnership pays all "give-up" fees, as defined. For the years ended June 30, 2001, 2000 and 1999, brokerage commission expenses totaled $65,000, $86,000 and $115,000, respectively. As of June 30, 2001 and 2000, brokerage commissions payable to the General Partner were $3,000 and $5,000, respectively. See also Note 4 for transactions with the trading manager.


                                     F _ 8

Note 4.   Trading Manager

RXR serves as the trading manager for the assets of the Trading Company. Compensation to RXR for their services is as follows:

Consulting fee: The Trading Company pays a consulting fee at a one percent annual rate based upon the average month-end net assets of the Partnership before reduction for any brokerage commissions or other charges as of such month-end. Management fee expense was $16,000, $20,000 and $28,000 for the years ended June 30, 2001, 2000 and 1999, respectively. As of June 30, 2001 and 2000, accrued management fees were $1,000 for each year.

Incentive fee: The Trading Company pays an incentive fee to RXR equal to 15 percent of any new trading profit (which includes interest income) achieved by the Trading Company in each calendar quarter. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which New Appreciation is negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a limited partner redeems an investment, the incentive fee is to be paid to RXR through the calendar year quarter. No incentive fees have been paid during the three years ended June 30, 2001, 2000 and 1999.

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




                                     F _ 9

Note 7.   Trading Activities and Related Risks

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). Trading gains (losses) from derivatives for the years ended June 30, 2001, 2000 and 1999, are reflected in the statements of operations. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts. These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Note 7.   Trading Activities and Related Risks (continued)

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

Note 8.   Fair Value of Financial Instruments

The Partnership believes that the carrying value of its financial instruments is a reasonable estimate of fair value. Equity in commodity futures trading accounts and the United States Treasury securities are recorded at market using market quotations from the Partnership's FCM. The fair value of all other financial instruments reflected in the statement of financial condition (primarily receivable from commodity broker and accrued expenses) approximate the recorded value due to their short-term nature. The General Partner reviews the trading advisor's market activity on a daily basis and is appraised of general futures market activity on an ongoing basis.
                                     F - 10