Form 10-Q
period 2001-09-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 2001-11-13
CIK 854151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly period ended September 30, 2001

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


          Yes__X__                                No_____

The Balanced Opportunity Fund L.P.


Index




                                                                       Page

Part I - Financial Information

Item 1.   Financial Statements

  Statements of Financial Condition
  as of September 30, 2001 and June 30, 2001                              3

  Statements of Operations for the three
  month period ended September 30, 2001 and 2000                          4

  Note to unaudited Financial Statements - September 30, 2001             5

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     6

Part II - Other Information                                               7

Item 3.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                8

Part I. Financial Information
 Item 1. Financial Statements


The Balanced Opportunity Fund
Statement of Financial Condition


                                                  September 30June 30
                                                   2001        2001
 Assets

 Equity in futures and forward trading accounts:
   Cash                                            $  41,534   $ 150,979
   Net unrealized gain/(loss) on open contracts       74,812     (11,530)

       Total equity in futures and forward
         trading account                             116,346     139,449

 Guaranteed yield pool, at market                  1,314,563   1,271,109

 Other receivable                                        235         402


 Total Assets                                      $1,431,144  $1,410,960




 Liabilities and Partners' Capital

 Liabilities:
   Accrued administrative expenses                 $   17,103  $   17,883
   Accrued brokerage commission and fees                4,205       2,892
   Accrued management fees                              2,328       1,174
   Redemption Payable                                      -        3,842

                                                       23,636      25,791

 Partners' Capital
   Limited Partners (units outstanding: 610)        1,190,630   1,171,733
   General Partner (units outstanding: 111.1141)      216,878     213,436

                                                    1,407,508   1,385,169


 Total Liabilities and Partners' Capital           $1,431,144  $1,410,960




 Net Asset Value per Unit - Limited Partners       $1,951.85   $1,920.84

 Net Asset Value per Unit - General  Partners      $1,951.85   $1,921.31





See note to the audited financial statements

The Balanced Opportunity Fund L.P.
Statement of Operations




                                                    Three Months Ended
                                                    September 30
                                                     2001         1999
 Revenues

 Trading profit/(loss):
   Realized                                          $ (72,227)   $47,643
   Change in unrealized                              86,342       (50,100)
 Foreign currency gain/(loss)                          (280)         (664)

    Total trading profit and
    foreign currency gain/(loss)                     13,835        (3,121)

 Guaranteed yield pool:
   Accrued Interest                                  $ 20,779      25,927
   Unrealized market value gain (loss)                 22,855      (1,906)

          Total guaranteed yield pool revenue          43,634      24,021


 Interest Income                                          842       3,240


 Total Revenues                                        58,311      24,140

 Expenses

 Brokerage commissions                               $ 14,481     $18,076
 Management fees                                        3,491       4,420
 Other administrative expenses                         18,000      18,000

                                                       35,972      40,496


 Net Income/(Loss)                                   $ 22,339     $(16,356)




 Net Income/(Loss) Allocated To:
     Limited Partners                                $ 18,897     $ (14,411)



     General Partners                                $  3,442     $  (1,945)




 Net Income/(Loss) per unit
 outstanding for entire period:
                                       6




     Limited Partners                                $  31.01     $  22.91



     General Partners                                $  30.54     $  20.21





See note to the audited financial statements



The Balanced Opportunity Fund L.P.

Note to Unaudited Financial Statements
September 30, 2001


Note - Basis of Presentation

     The unaudited financial statements of The Balanced Opportunity Fund L.P. (the _Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal reoccurring adjustments, necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 2001. Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. There were no redemptions of units during the quarter ended September 30, 2001.


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

     In the three months period ending September 30, 2001, the Fund experienced trading gains of $13,835 compared to trading losses of $3,121 for the same period in 2000. In the three month period September 30, 2001, the total guaranteed yield pool revenue was $43,634 compared to $24,021 for the same period in 2000. At September 30, 2001, there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.

     The decline in brokerage commissions is due to less dollar volume in trading. Management fees, which are based on the net assets of the Fund, declined as a result of redemptions, which resulted in lower net assets of the Fund.


Part II - Other Information

Item 1.  Legal Proceedings

     None

Item 2.  Change in Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended  September
30,   2001.

Signatures



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and to the extent possible due to the acquisition of the registrant by the undersigned on April 24, 1999; the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



The Balanced Opportunity Fund L.P.
(Registrant)





By:  Rosenthal Collins Futures Management, Inc., General Partner



By:  ______________________________________
                      J. Robert Collins, President


Date:  October 10, 2001