Form 10-Q
period 2001-12-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 2002-02-14
CIK 854151

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the Quarterly period ended December 31, 2001

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


               Yes__X__                 No_____

                      The Balanced Opportunity Fund L.P.


                                     Index



                                                                       Page

Part I - Financial Information

Item 1.   Financial Statements

  Statements of Financial Condition
  as of December 31, 2001 and June 30, 2001                               3

  Statements of Operations for the three
  month and six month periods ended December 31, 2001
  and 2000                                                                4

  Notes to Financial Statements - December 31, 2001                       5

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     6

Part II - Other Information                                               7

Item 3.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                8



























                                       2





Part I. Financial Information
 Item 1. Financial Statements

                    The Balanced Opportunity Fund
                  Statement of Financial Condition
                               (Unaudited)

                                                December 31, June 30,
                                                             2001
Assets
                                                2001


 Equity in futures and forward trading accounts:
     Cash                                        $  57,315    $ 150,979
     Net unrealized gain(loss) on open
       contracts                                    17,019      (11,530)

          Total equity in futures and
            forward trading account                 74,334      139,449

 Guaranteed yield pool, at market                1,329,328    1,271,109

 Other receivable                                       81          402


 Total Assets                                    $1,403,743   $1,410,960




 Liabilities and Partners' Capital

 Liabilities:
     Accrued administrative expenses             $   13,367   $   17,883
     Accrued brokerage commission and fees            6,730        2,892
     Accrued management fees                          1,159        1,174
     Redemption payable                                   -        3,842

                                                     21,256       25,791

 Partners' Capital
  Limited Partners (units outstanding: 589; 610)  1,163,075    1,171,733
  General Partner (units outstanding : 111)         219,413      213,436

                                                  1,382,488    1,385,169


 Total Liabilities and Partners' Capital         $1,403,743   $1,410,960




 Net Asset Value per Unit, Limited Partners      $1,974.66    $1,920.87



 Net Asset Value per Unit, General Partners      $1,974.66    $1,920.87
See note to the unaudited financial statements
                                       3

                                       4





The Balanced Opportunity Fund L.P.
Statement of Operations
 (Unaudited)

                                  Three Months Ended      Six Months Ended
                                     December 31            December 31
                                 2001       2000        2001       2000

Investment income
  Interest                       $ 21,130    $ 21,970   $ 41,909    $ 47,897
  Unrealized market value
      gain (loss)                  (4,566)     19,567     18,289      17,661
  Interest Income                     372       3,043      1,214       6,282

    Total income                    16,936     44,580      61,412     71,840

Expenses
 Brokerage commissions              14,174     16,235      28,655     34,309
 Management fees                     3,479      3,930       6,970      8,350
 Other administrative expenses      18,000     18,000      36,000     36,000

    Total expenses                  35,653     38,165      71,625     78,659


Net investment income (loss)       (18,717)     6,415     (10,213)    (6,819)


Realized and unrealized gain
(loss) from investments
  and foreign currency:
  Net realized gain (loss) from
futures trading                      94,101   (12,685)     21,874     34,958
Net realized gain (loss) from
foreign currency transactions       (1,622)      (455)     (1,902)    (1,119)

                                     92,479   (13,140)     19,972     33,839


Net increase (decrease) in
unrealized
  appreciation (depreciation)
on open futures positions          (57,793)    108,146     28,549     58,046


Net realized and unrealized
gain (loss) from
  investments and foreign
currency                             34,686    95,006       48,521    91,885


Net increase in net assets
resulting from operations        $  15,969  $  101,421  $  38,308  $ 85,066




Net Income Allocated To:
                                       5




  Limited Partners               $  13,161  $   87,600  $  32,331  $ 73,152



  General Partners               $    2,535 $   13,821  $    5,977 $ 11,914




Net Income per unit
 outstanding for entire period
 Limited Partners                $    22.81 $   124.73  $    53.35 $  104.21
 General Partners                $    22.81 $   124.74  $    55.74 $  107.23

See Note to the unaudited financial statements

                      The Balanced Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                               December 31, 2001

Note - Basis of Presentation

     The unaudited financial statements of The Balanced Opportunity Fund L.P. (the Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal reoccurring adjustments, necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended June 30, 2001. Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The presentation of the statement of operations has been reformatted to comply with Statement of Position 01-1, Amendment to Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to include Commodity Pools.

The following financial highlights reflect activity related to the limited partner class only. Total return is based on the change in value during the period of a theoretical investment made at the beginning of the calendar quarter of the six month period ended December 31, 2001. An individuals limited partners' return may vary from this return based on several factors.

                                                                   2001
Per unit Operating Performance (For a limited partnership unit outstanding throughout the period from July 1, 2001 to December 31, 2001):

Net asset value, July 1, 2001                                      1,920.87


Income from investment operations:
  Net investment income                                             (14.53)
Net realized and unrealized gain (loss) on investment
and foreign currency  transactions                                    67.87

Total from investment operations                                      53.35


Net asset value, December 31, 2001                                 1,974.66




Total Return:                                                         2.74%

Supplemental Data:
Net assets applicable to Limited Partners, December 31, 2001      1,163,075

Ratio to average net assets:
Expenses (1)                                                          5.12%
Net investment income (loss) (1)                                    (0.72%)

(1) Annualized

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $42,905 from redemptions of units during the quarter ended December 31, 2001.


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

Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.
     In the six month period ending December 31, 2001, the Fund experienced net realized and unrealized gain (loss) from investments and foreign currency of $48,521 compared to trading gains of $91,885 for the same periods in 2000. In the six months period ending December 31, 2001, net investment loss was $10,213 compared to a loss of $6,819 for the same periods in 2000.
     At December 31, 2001 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.
     The decline in brokerage commissions is due to less dollar volume in trading. Management fees, which are based on the net assets of the fund, declined as a result of redemptions, which lowered net assets of the Fund.


Part II - Other Information

     Item 1.   Legal Proceedings
          None

     Item 2.   Change in Securities and Use of Proceeds
          None

     Item 3.   Defaults Upon Senior Securities
          None

     Item 4.   Submission of Matters of a Vote of Securities Holders
          None

     Item 5.   Other Information
          None

     Item 6.   Exhibits and Reports on Form 8-K
          No reports were filed on Form 8-K during the six months ended December 31, 2001.

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


Date:  January 25, 2002