Form 10-Q
period 2002-03-31
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 2002-05-15
CIK 854151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly period ended March 31, 2002

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

                         Yes__X__                 No_____





















                                  Page 1 of 9



                                       1





                      The Balanced Opportunity Fund L.P.

                                     Index



                                                                       Page

Part I - Financial Information

Item 1.   Financial Statements

          Statements of Financial Condition
          as of March 31, 2002 and June 30, 2001                          3

          Statements of Operations for the three
          and nine month period ended March 31, 2002
          and 2001                                                        4

          Note to Financial Statements - March 31, 2002                   5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             6

Part II - Other Information                                               7

Item 3.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                8





Part I. Financial Information
 Item 1. Financial Statements


                         The Balanced Opportunity Fund
                       Statement of Financial Condition
                                 (Unaudited)

                                                        March 31,   June 30,
Assets                                                     2002       2001

Equity in futures and forward trading account:
  Cash                                                 $  103,461 $  150,979
  Net unrealized gain (loss) on open contracts              7,153    (11,530)

          Total equity in futures and forward
               trading account                            110,614     139,449

Guaranteed yield pool, at market                        1,187,250   1,271,109

Other receivable                                              146         402


          Total Assets                                 $1,298,010  $1,410,960




Liabilities and Partners' Capital

Liabilities:
  Accrued administrative expenses                       $   7,837 $    17,883
  Accrued brokerage commission and fees                     2,621       2,892
  Accrued management fees                                   1,077       1,174
  Redemption payable                                            -       3,842

                                                           11,535      25,791

Partners' Capital
  Limited Partners (units outstanding: 557: 610)        1,072,521   1,171,733
  General Partner (units outstanding : 111.1141)          213,954     213,436

                                                        1,286,475   1,385,169


 Total Liabilities and Partners' Capital               $1,298,010  $1,410,960




 Net Asset Value per Unit, Limited Partners            $ 1,925.53  $ 1,920.87







 Net Asset Value per Unit, General Partner             $ 1,925.53  $ 1,920.87




              See note to the unaudited financial statements





The Balanced Opportunity Fund L.P.
Statement of Operations
(unaudited)

                                     Three Months Ended    Nine Months Ended
                                          March 31              March 31
                                      2002       2001       2002       2001

Investment income
 Interest on guaranteed yield pool $ 18,682 $ 21,302 $ 60,591 $ 69,199 Unrealized market value gain
   (loss) on guaranteed yield pool    (10,504     22,365      7,785     40,026
 Interest income                          295      1,780      1,509      8,062

      Total income                      8,473     45,447     69,885    117,287

Expenses
  Brokerage commissions                13,334     15,224     41,989     49,533
  Management fees                       3,251      3,690     10,221     12,040
  Other administrative expenses        18,000     18,000     54,000     54,000

       Total expenses                  34,585     36,914    106,210    115,573


Net investment income (loss)         (26,112)      8,533   (36,325)      1,714


Realized and unrealized gain (loss) from
  investments and foreign currency:
  Net realized gain (loss) from
   futures trading                      3,246     44,241     25,120     79,199
  Net realized gain (loss) from

   foreign currency transactions         (92) (331)         (1,994)    (1,450)

                                        3,154     43,910     23,126     77,749


Net increase (decrease) in
unrealized
appreciation (depreciation) on:

    Open futures positions            (9,866) (67,837)       18,683    (9,791)
    Open option positions                  -      17,950          -     17,950


                                      (9,866) (49,887)       18,683      8,159

Net realized and unrealized

 gain (loss) from investments
 and foreign currency                 (6,712)    (5,977)     41,809     85,908


Net increase in net assets




 resulting from operations         $ (32,824) $   2,556  $    5,484 $   87,622




Net Income Allocated To:
     Limited Partners              $ (27,365) $    2,169 $    4,966 $   74,347



     General Partners              $  (5,459) $      387 $      518 $   13,275




Net Income per unit
outstanding for entire period
     Limited Partners              $  (49.13) $     3.46 $     4.66 $   108.85



     General Partners              $  (49.13) $     3.48 $     4.66 $   110.68




See note to the unaudited financial statements







                      The Balanced Opportunity Fund L.P.

                     Note to Unaudited Financial Statements
                                 March 31, 2002


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

The following financial highlights reflect activity related to the limited partner class only. Total return is based on the change in value during the period of a theoretical investment made at the beginning of the calendar quarter of the nine month period ended March 31, 2002. An individual limited partner's return may vary from this return based on several factors.

Per unit Operating Performance (For a limited partnership unit outstanding throughout the period from July 1, 2001 to March 31, 2002):

Net asset value, July 1, 2001                                 $1,920.87


Income from investment operations:
 Net investment income                                           (54.45)
 Net realized and unrealized gain (loss) on investment
  and foreign currency transactions                               59.11

 Total from investment operations                                  4.66


Net asset value, March 31, 2002                               $1,925.53




Total Return                                                       0.40%

Supplemental Data:
Net assets applicable to Limited Partners, March 31, 2002    $1,072,521





Ratio to average net assets:
 Expenses (1)                                                        7.60%
 Net investment income (loss) (1)                                   (2.58)%

(1) Annualized







Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $63,189 from redemptions of units during the quarter ended March 31, 2002.


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







Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.
     In the nine month period ending March 31, 2002, the Fund experienced net realized and unrealized gains (losses) from investments and foreign currency of $41,809 compared to net realized and unrealized gains (losses) from investments and foreign currency of $85,908 for the same period in 2001. In the nine month period ending March 31, 2002, the total net investment income (loss) was $(36,325) compared to $1,714 for the same periods in 2001.
     At March 31, 2002 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.
     The decline in brokerage commissions is due to less dollar volume in trading. Management fees, which are based on the net assets of the Fund, declined as a result of redemptions, which lowered net assets of the Fund.

Part II - Other Information

Item 1. Legal Proceedings
        None

Item 2. Change in Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters of a Vote of Securities Holders
        None

Item 5. Other information
        None

Item 6. Exhibits and Reports on Form 8-K
        No reports were filed on Form 8-K during the nine months ended March 31, 2002.





















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


Date:  April 20, 2002