Form 10-K
period 2002-06-30
BALANCED OPPORTUNITY FUND LIMITED PARTNERSHIP
filed 2002-09-20
CIK 854151

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended:  June 30, 2002

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

                                  PART I

ITEM 1.  Business

     (a)  General Development of Business

     The Balanced Opportunity Fund, L.P. (the "Partnership") is a limited partnership organized in July, 1989, pursuant to a Limited Partnership Agreement under the Uniform Limited Partnership Act of the State of Illinois and funded through an offering of limited partnership units. The Partnership commenced trading on March 23, 1990. The Partnership conducts speculative trading of commodity interests.

     Upon commencement of trading, approximately eighty percent of the Partnership's assets was invested in zero coupon United States Government Treasury securities ("notes") so as to yield (I) $1,000 per unit, plus (II) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the "Guaranteed Yield Pool"). Persons who redeem units prior to the approximate six and one-half year period have no such assured return. The Guaranteed Yield Pool zero coupon note matured in February 1998 and in accordance with the Fund's limited partnership agreement, a special redemption at the Fund's net asset value was offered to investors on February 28, 1998. A new zero coupon was purchased after the special redemption offer expired. As of June 30, 2002 and 2001, the maturity value of
the notes amounted to $0 and $1,350,000 respectively.   The remainder of the
Partnership's assets was invested in speculative trading of commodity interests.

     The Balance Opportunity Fund Limited Partnership will terminate on December 31, 2009 or upon the occurrence of certain events as discussed in the limited partnership agreement. See Note 12 to the consolidated financial statements.

     Rosenthal Collins Futures Management, Inc., a Delaware corporation wholly owned by Rosenthal Collins Group L.P., is the General Partner of the Partnership. In May of 1998 Rosenthal Collins Group, an Illinois Limited Partnership, ("the broker"), was enlisted to act as the commodity clearing firm for the Partnership and it performs various administrative services for the fund. Services performed for the Partnership by the commodity broker or the




General Partner under the terms of the Customer and the Limited Partnership Agreements, include the following:


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

     (c) Narrative Description of Business

     See Items 1 (a) and (b) above.
     (i) through (xii) - not applicable
     (xiii) - the Partnership has no employees

     (d) Financial information about foreign and domestic operations and export sales

     The Partnership does not engage in sales of goods or services. See "Paragraph 1(b) Financial information about industry segments."



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

     (b) Holders

     As of June 30, 2002, there were 80 holders of the Limited Partner Units. 653 units were outstanding on this date, including 111 units of General Partnership interest.

     (c)  Dividends

     There were no dividends or distributions made in respect of the Units and any future distributions will only be made at the discretion of the General Partner.

Item 6.  Selected Financial Data

     The following page contains a summary of selected consolidated financial data for the Partnership for the fiscal years ended June 30, 2002, 2001, 2000, 1999 and 1998.

              The Balanced Opportunity Fund Limited Partnership
                         Selected Financial Data

                           2002      2001      2000      1999      1998
Investment income:
   Interest               $ 86,000  $  89,000  $ 34,000  $  73,000
                                                                   $ 166,000
  Realized gain            30,000      5,000   11,000     54,000    19,000
  Unrealized market value
    Income (loss)         (41,000)    19,000   59,000     (3,000)
                                                                     139,000
  Interest income           2,000     10,000   17,000     23,000    34,000

  Total investment income   77,000    123,000  121,000    147,000   358,000

Expenses:
  Brokerage commissions     55,000     65,000   86,000    115,000   135,000
  Consulting fees           13,000     16,000    20,000     28,000
                                                                      30,000
  Other administrative
expenses                    80,000     72,000    61,000     78,000
                                                                      96,000
   Total expenses         148,000    153,000   167,000    221,000
                                                                     261,000

  Net investment income
  (loss)                  (71,000)   (30,000)  (46,000)   (74,000)
                                                                      97,000

Realized and unrealized
gain (loss) from
investments and foreign
currency:
  Net realized gain
  (loss) from futures
  trading                  63,000    101,000  (60,000)
                                                          118,000    440,000
  Net realized gain
  (loss) from foreign
  currency transactions  (3,000)      (4,000)   (3,000)    1,000     (4,000)
                           60,000     97,000  (63,000)  119,000    436,000

Net increase (decrease)
in unrealized
appreciation
(depreciation) on open
futures
  positions                 9,000    (42,000)    21,000
                                                            8,000   (102,000)

  Net realized and
  unrealized income
  (loss) from investments
  and foreign currency
  transactions             69,000     55,000   (42,000)
                                                          127,000    334,000

  Net income (loss)
  resulting from
  operations             $ (2,000) $  25,000 $ (88,000)
                                                         $ 53,000  $ 431,000

 Total Assets         $1,293,000   $1,411,000
                                               $1,871,000
                                                         $2,572,000
                                                                    $2,934,000





 Total Liabilities    $   43,000   $   26,000
                                               $   98,000
                                                         $  310,000
                                                                    $  140,000

       The Balanced Opportunity Fund Limited Partnership
    Selected Financial Data (Cont.)

 Partners' Capital
   Limited Partners
     Units                     542        610        823      1,032      1,433
     Value              $1,038,000 $1,172,000
                                              $1,562,000 $2,042,000 $2,578,000

   General Partner (111
  Units)                   212,000    213,000
                                                 211,000    220,000    216,000
 Total Partners' Capital
                        $1,250,000 $1,385,000 $1,773,000 $2,262,000 $2,794,000

 Total Liabilities &
Partners' Capital       $1,293,000 $1,411,000
                                              $1,871,000 $2,572,000 $2,934,000

 Net Asset Value per
Unit - Limited Partners
                         $ 1915.13 $  1921.31
                                               $ 1897.93  $ 1978.49  $ 1950.29
 Net Asset Value per
Unit - General Partner   $ 1909.91 $  1918.92  $ 1900.90  $ 1978.49  $ 1943.94

 Net income (loss)
resulting from
operations per Limited
Partner Unit                 $(6)       $23       $(96)       $28      $237
 Net income (loss) in
net assets resulting
from operations per
General Partner Unit         $(9)       $18       $(81)       $35       $240

See Note 9 to the consolidated financial statements for basis of the net income (loss) resulting from operations per units calculation.

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

Results of Operations

     Net realized and unrealized gains (loss) from investments and foreign currency posted a net gain of $69,000 for the year ended December 31, 2002 as compared to a net gain of $55,000 in 2001 and a net loss of $42,000 in 2000. The majority of profits were made in long positions in stock market indices as well as long-term bond instruments, both foreign and domestic.

     Fund units are redeemed on a quarterly basis. During the fiscal year ending June 30, 2002, 68 units with a total value of $133,000 were redeemed. During fiscal year 2001 redeemed units equaled 213 with a value of $413,000. There were 209 units redeemed in 2000 for a total of $401,000.

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

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The Partnership is managed by the General Partner as described in "Item 1. Business" herein.

     During the past year, RXR acted as the Partnership's sole Trading Manager, pursuant to the Management Contracts described in "Item 1. Business." For the years ended June 30, 2002 and 2001, RXR was paid $13,000 and $16,000, respectively, in consulting fees. For the years ended June 30, 2002 and 2001, Rosenthal Collins Futures Management, Inc. has been paid $27,000 and $35,000, respectively, in brokerage fees, and Rosenthal Collins Group has been paid $28,000 and $30,000, respectively, in brokerage clearing commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

     The Trading Manager, RXR, owns no units in the Partnership. On June 30, 2002 Rosenthal Collins Futures Management, Inc., the General Partner, owned 16.8% of the Fund.

     (b)  Security Ownership of Management

     Under the terms of the Limited Partnership agreement, the Partnership's affairs are managed by the General Partner and the Trading Manager has discretionary authority over the Partnership's commodity investments. As of June 30, 2002 the General Partner's interest in the Partnership was worth $212,000.

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

     (b)  Reports on Form 8-K

       The General Partner filed a report on form 8-K in January of 1998. The purpose of the filing was a change in independent auditors. The Fund replaced Coopers & Lybrand with McGladrey & Pullen, LLP as auditors.






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

 its behalf by the undersigned, thereunto duly authorized, in the City of
Chicago and State of Illinois on the         day of              , 2002.


THE BALANCED OPPORTUNITY FUND, L.P.                                     STATE
OF ILLINOIS
                                                                       COUNTY
OF COOK
By ROSENTHAL COLLINS FUTURES MANAGEMENT, INC.


                                                     SUBSCRIBED and SWORN to
before me
                                   this           day of              2002


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

                                                          this             day
of 2002


            By J. Robert Collins
                    President








(the above signatories being the principal executive officer of Rosenthal Collins Futures Management, Inc.)




                             The Balanced Opportunity Fund, L.P.
                     (An Illinois Limited Partnership)

                       INDEX TO FINANCIAL STATEMENTS

                                                                     Pages

Report of Independent Accountants                                     F-2

Financial Statements:
     Consolidated statements of financial condition,                  F-3
       June 30, 2002 and 2001


     Consolidated statements of operations for the                    F-4
       years ended June 30, 2002, 2001, and 2000

     Consolidated statements of changes in partners' capital for      F-5
       the years ended June 30, 2002, 2001, and 2000

     Notes to Consolidated Financial Statements                       F-6/F-8


Schedules are omitted because they are inapplicable or equivalent information has been included elsewhere herein.





                         INDEPENDENT AUDITOR'S REPORT


To the Partners of The Balanced Opportunity
  Fund Limited Partnership
Chicago, Illinois


We have audited the accompanying consolidated statements of financial condition of The Balanced Opportunity Fund Limited Partnership as of June 30, 2002 and 2001, and the related consolidated statements of operations and changes in partners' capital for each of the three years in the period ended June 30, 2002, and the financial highlights for the year ended June 30, 2002.
 These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of The Balanced Opportunity Fund Limited Partnership as of June 30, 2002 and 2001, and the results of their operations and changes in partners' capital for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


Chicago, Illinois
July 25, 2002




THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2002 and 2001


ASSETS                                                 2002         2001


Equity in commodity futures trading accounts:
  Cash                                             $1,296,000   $ 151,000
  Net unrealized (loss) on open contracts              (3,000)    (12,000)


      Total equity in commodity futures trading     1,293,000     139,000
accounts


Guaranteed yield pool - at market                          -    1,271,000


Other receivables                                          -        1,000



                                                   $1,293,000  $1,411,000


LIABILITIES AND PARTNERS' CAPITAL


Liabilities
  Accrued administrative expenses                  $   20,000   $  18,000
  Accrued brokerage commissions and fees                2,000       3,000
  Accrued management fees                               4,000       1,000
  Redemptions payable                                  17,000       4,000


          Total liabilities                            43,000      26,000


Partners' Capital
  Limited partners (units outstanding:
    2002 - 542; 2001 - 610)                         1,038,000   1,172,000
  General partner (units outstanding:
    2002 and 2001 - 111)                              212,000     213,000

                                                    1,250,000   1,385,000



                                                   $1,293,000  $1,411,000




The accompanying notes are an integral part of these consolidated financial statements.






THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2002, 2001 and
2000

                                             2002       2001       2000

Investment income:
  Interest                               $ 86,000   $ 89,000   $ 34,000
  Realized gain                            30,000      5,000     11,000
  Unrealized market value gain (loss)     (41,000)    19,000     59,000
  Interest income                           2,000     10,000     17,000

     Total investment income               77,000    123,000    121,000

Expenses:
  Brokerage commissions                    55,000     65,000     86,000
  Consulting fees                          13,000     16,000     20,000
  Other administrative expenses            80,000     72,000     61,000
     Total expenses                       148,000    153,000    167,000

     Net Investment (loss)                (71,000)   (30,000)   (46,000)

Realized and unrealized gain (loss)
from
  investments and foreign currency:
Net realized gain (loss) from futures      63,000    101,000    (60,000)
trading
Net realized (loss) from foreign currency
  transactions                             (3,000)    (4,000)    (3,000)
                                           60,000     97,000    (63,000)

Net increase (decrease) in unrealized appreciation
  (depreciation) on open futures            9,000    (42,000)    21,000
positions

Net realized and unrealized gain (loss)
  from investments and foreign
  Currency transactions                    69,000     55,000    (42,000)

Net income (loss) resulting from         $ (2,000)  $ 25,000   $(88,000)
operations

Net income (loss) resulting from operations
allocated to:
  Limited Partners                       $ (1,000)  $ 23,000  $ (79,000)

  General Partner                        $ (1,000)  $  2,000   $ (9,000)

Net income (loss) resulting from operations
  per Limited Partner unit outstanding   $    (6)   $     23   $    (96)
  throughout each period





Net income (loss) resulting from operations
  per General Partner unit outstanding  $      (9)  $     18   $    (81)
  throughout each period

The accompanying notes are an integral part of these consolidated financial statements.




THE BALANCED OPPORTUNITY FUND
LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
Years Ended June 30, 2002, 2001 and 2000



                               Total
                             Number of    Limited    General
                               Units     Partners    Partner       Total

Balance, June 30, 1999         1,143    $2,042,000  $  220,000  $2,262,000

  Redemption of units of
Limited
    Partnership interest        (209)     (401,000)          -     (401,000)
  Net (loss) resulting from
    operations                    -        (79,000)      (9,000)     (88,000)

Balance, June 30, 2000           934     1,562,000     211,000   1,773,000

  Redemption of units of
Limited
    Partnership interest        (213)    (413,000)          -     (413,000)
  Net income resulting from
    Operations                    -        23,000        2,000      25,000

Balance, June 30, 2001           721    1,172,000      213,000   1,385,000

  Redemption of units of
Limited
    Partnership interest         (68)    (133,000)          -     (133,000)
  Net (loss) resulting from
    operations                    -        (1,000)      (1,000)      (2,000)

Balance, June 30, 2002           653    $1,038,000  $  212,000   $1,250,000

                                                      June 30,
                                                        2002        2001

Net asset value per unit, Limited
Partner                                              $  1,915.13  $  1,921.31

Net asset value per unit, General
Partner                                              $  1,909.91  $  1,918.92

The accompanying notes are an integral part of these consolidated financial statements.




                        THE BALANCED OPPORTUNITY FUND
                             LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS



Note 1.Organization of the Partnership and Significant Accounting Policies

General Description of the Partnership: The Balanced Opportunity Fund Limited Partnership (The Fund or the Partnership) was organized under the Illinois Revised Uniform Limited Partnership Act in July 1989 to engage in the speculative trading of commodity futures, forward contracts, and other commodity interests. It is subject to the regulations of the Commodity Futures Trading Commission (CFTC), an agency of the U.S. Government that regulates most aspects of the commodity futures industry, the rules of the National Futures Association (NFA), an industry self-regulatory organization, and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of futures commission merchants (FCMs) through which the Partnership trades.

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

Approximately 80 percent of the Fund's assets at the commencement of trading was invested in zero coupon United States Government Treasury Securities (Stripped Notes) so as to yield (i) $1,000 per unit, plus (ii) a five percent compound annual yield approximately six and one-half years after the commencement of trading (the Guaranteed Yield Pool). Due to the interest rate sensitivity of the market value of the Stripped Notes, persons who redeem prior to the dissolution date have no such assured return. The Guaranteed Yield Pool note matured in February 1997 and in accordance with the Fund's limited partnership agreement, a special redemption at the Fund's net asset market value was offered to investors on February 28, 1997. A new Stripped Note was purchased after the special redemption offer expired. As of June 30, 2002 and 2001, the maturity value of the Stripped Notes amounted to $0 and $1,350,000, respectively. The Stripped Note was sold in June 2002 in anticipation of the dissolution of the Fund effective June 30, 2002 (See Note
12). At June 30, 2002, the Fund's assets were invested in the Trading Company in which the Fund is the sole limited partner and possessor of substantially all the beneficial interest.

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






Note 1. Organization of the Partnership and Significant Accounting Policies (continued)

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

Revenue recognition: Futures contracts are recorded on trade date and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statement of financial condition are included in equity in commodity futures trading accounts. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Market value of futures contracts is based upon exchange settlement prices.

Foreign exchange gains and losses: The Partnership trades in foreign denominated contracts. Realized foreign currency gains result from closed foreign currency contracts and other foreign currency denominated contracts. The Partnership does not separately report the effect of changes in foreign currency rates from changes in other market prices on open contracts. Such changes are included in net realized and unrealized gain (loss) from investments and foreign currency transactions.

Transaction fees and costs: Transaction fees and costs are accrued at approximately $50 per contract on a round-turn basis adjusted to equal 4 percent of the average annual net assets of the Partnership. Also, the Partnership incurs ongoing legal, accounting, and administrative costs.

Consolidated statement of operations: The presentation of the consolidated statement of operations has been reformatted to comply with Statement of Position 01-1, Amendment to Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to include Commodity Pools.

Income taxes: No provision for federal income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on his respective share of the Partnership's income and expenses as reported for income tax purposes. The Partnership is required to pay an Illinois replacement tax of 1.5% of net income related to those limited partners who are not otherwise subject to the tax.

Dissolution of Partnership: The Partnership will terminate on December 31, 2009, or upon the occurrence of an event causing termination of the Partnership, as defined in the Agreement of Limited Partnership. (See Note 12.)





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

Note 2.General Partner

The Fund's General Partner is Rosenthal Collins Futures Management, Inc., a Delaware corporation. The General Partner is a wholly owned subsidiary of Rosenthal Collins Group, L.P., an Illinois Limited Partnership. Rosenthal Collins Group, L.P. is a registered Futures Commission Merchant and serves as the clearing broker. The General Partner conducts and manages the business of the Partnership and was required by the Limited Partnership Agreement to make an initial investment in the Partnership equal to the lesser of $100,000 or 3% of the total contributions to the Partnership, but in no event less than 1% of such contributions.

Note 3.Related Party Transactions

The Partnership pays Rosenthal Collins Group, L.P. 0.333 of 1% (a 4% annual rate) of the Partnership's month-end assets for brokerage and other services.
 Furthermore, the Partnership pays all "give-up" fees, as defined. For the years ended June 30, 2002, 2001 and 2000, brokerage commission expenses totaled $55,000, $65,000 and $86,000, respectively. As of June 30, 2002 and 2001, brokerage commissions payable to the General Partner were $2,000 and $3,000, respectively. See also Note 4 for transactions with the trading manager.

Note 4.Trading Manager

RXR serves as the trading manager for the assets of the Trading Company. Compensation to RXR for its services is as follows:

Consulting fee: The Trading Company pays a consulting fee at a one percent annual rate based upon the average month-end net assets of the Partnership before reduction for any brokerage commissions or other charges as of such month-end. Consulting fee expense was $13,000, $16,000 and $20,000 for the years ended June 30, 2002, 2001 and 2000, respectively. As of June 30, 2002 and 2001, accrued consulting fees were $4,000 and $1,000, respectively.

Incentive fee: The Trading Company pays an incentive fee to RXR equal to 15 percent of any new trading profit (which includes interest income) achieved by the Trading Company in each calendar quarter. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which New Appreciation is negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a limited partner redeems an investment, the incentive fee is to be paid to RXR through the calendar year quarter. No incentive fees have been paid during the three years ended June 30, 2002, 2001 and 2000.




Note 5.Distributions and Redemptions

A Limited Partner may request and receive redemption of units owned as of any calendar quarter-end upon ten days' written notice to the General Partner.

The General Partner does not presently intend to make regular distributions of either profits or capital to Limited Partners, although it may, if doing so, not reduce the Partnership's asset base to a level which would impair the Partnership's objectives. In the event that the Partnership recognizes substantial profits, the General Partner may reconsider, but there can be no assurance whatsoever that any distributions will be made. Accordingly, the Limited Partners may incur current income tax liabilities in excess of any distributions received by them from the Partnership. See Note 12.

Note 6.Deposits With Brokers

The Partnership deposits cash and U.S. Government securities with FCMs subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such FCMs. The Partnership earns interest income on its cash deposited with the FCMs.

Note 7.Schedule of Investments

At June 30, 2002, the Partnership's assets were primarily cash on deposit with FCMs. The Partnership also had open futures contracts on various underlying commodities, all with delivery dates in 2002 and with an unrealized net loss (market value) of $3,000.

Note 8.Financial Highlights

The following financial highlights reflect activity related to the limited partner class only. Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar quarter of the year ended June 30, 2002. An individual limited partners' return may vary from this return based on several factors.

Per unit Operating Performance (For a limited partnership unit outstanding throughout the period from July 1, 2001 to June 30, 2002):

Net asset value, July 1, 2001                               $1,921.31

Income from investment operations:
  Net investment (loss)                                      (113.96)
  Net realized and unrealized gain from
    investments and foreign currency transactions             107.78
  Total from investment operations                             (6.18)

Net asset value, June 30, 2002                              $1,915.13

Total Return:                                                  (0.03)%

Supplemental Data:
Net assets applicable to Limited Partners, June 30, 2002   $1,038,000





Ratio to average net assets:
  Expenses                                                   10.78 %
  Net investment (loss)                                      (5.13)%

Note 9.Net Income (Loss) Per Unit

The net income (loss) per Limited Partnership unit outstanding throughout each period is the difference between the net asset value per unit at the beginning and end of the period.





Note 10.  Trading Activities and Related Risks

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). Trading gains (losses) from derivatives for the years ended June 30, 2002, 2001 and 2000, are reflected in the statements of operations. Such trading results reflect the net gain
(loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts. These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Note 11.  Fair Value of Financial Instruments

The Partnership believes that the carrying value of its financial instruments is a reasonable estimate of fair value. Equity in commodity futures trading accounts and the United States Treasury securities are recorded at market using market quotations from the Partnership's FCM. The fair value of all other financial instruments reflected in the statement of financial condition (primarily receivable from commodity broker and accrued expenses) approximates the recorded value due to their short-term nature. The General Partner reviews the trading advisor's market activity on a daily basis and is appraised of general futures market activity on an ongoing basis.





Note 12.  Subsequent Event

In June 2002, the General Partner decided to dissolve the Partnership effective as of June 30, 2002. In July 2002, the Partnership liquidated its assets and made final distributions to the partners of the Partnership.